Form 10KSB
period 2006-12-31
IMMUNOSYN CORP
filed 2007-03-30
CIK 1375623

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-KSB

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended December 31, 2006

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission File No.
IMMUNOSYN CORPORATION
(Name of Small Business Issuer in its Charter)

Delaware	20-5322896

(State of incorporation)	(IRS Employer Identification No.)

4225 Executive Square, Suite 260, La Jolla, CA 92037	92037

(Address of Principal Executive Offices)	Zip Code
Issuer’s telephone number: (858) 200-2320
Securities registered pursuant to Section 12(b) of the Act: None
Securities registered pursuant to Section 12(g) of the Act: Common Stock
Check whether the Issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. ☐
Check whether the Issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

☑	☐
YES	NO
Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):

☑	☐
YES	NO
The Company’s revenues during the fiscal year ended December 31, 2006 were $0.
The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of December 31, 2006 was approximately $4,100.
As of March 28, 2007, the Company had 272,000,000 issued and outstanding shares of common stock.
Documents Incorporated by Reference
The following documents of the Issuer are incorporated by reference in this Report:
(1)	Registration Statement on Form SB-2, (File No. 333-137881) filed with the Commission on October 6, 2006, as amended November 3, 2006 and December 22, 2006.

(2)	Prospectus, filed under Rule 424(b) with the Commission on January 4, 2007.
Transitional Small Business Disclosure Format (Check One): Yes ☐; No ☑

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION
     This report includes “forward-looking statements.” All statements other than statements of historical facts included in this report, regarding the Company’s financial position, business strategy, plans and objectives, are forward-looking statements. Although the Company believes that the expectations reflected in the forward-looking statements and the assumptions upon which such forward-looking statements are based are reasonable, it can give no assurance that such expectations and assumptions will prove to have been correct.

PART I
     This summary does not contain all of the information relating to us or our common stock. This entire Report, including the section entitled “Risk Factors,” and the financial statements included in this Report, should be read to gain an understanding of our business.
Item 1. Description of Business.
About Immunosyn Corporation; Background and History
     Immunosyn Corporation (“Immunosyn” or the “Company”) is a Delaware corporation headquartered in La Jolla, California that owns an exclusive worldwide license to market, distribute and sell a biopharmaceutical drug product, currently referred to as SF-1019, for treatment of Chronic Inflammatory Demyelinating Polyneuropathy (“CIDP”), diabetic neuropathy and diabetic ulcers, subject to receipt of appropriate regulatory approval in each jurisdiction where SF-1019 will be marketed. Under the terms of its exclusive license, the Company also holds a right of first offer to extend its license to include variants of SF-1019 that may be approved by various regulatory authorities for treatment of other diseases and pathologies.
     The exclusive license and right of first offer have been granted to Immunosyn by Argyll Biotechnologies, LLC (“Argyll Biotech”). Argyll Biotech is a closely-held Delaware limited liability company, headquartered in La Jolla, California, that owns and controls worldwide rights to SF-1019. SF-1019 has not been approved for human use in any jurisdiction. Argyll Biotech is preparing to conduct clinical trials, develop manufacturing protocols and, if possible, apply for regulatory approval of SF-1019’s use. Through a series of private investments, Argyll Biotech and its affiliates and other persons have provided the funding to bring SF-1019 from its inception to preliminary experimental research. Argyll Biotech intends to continue to manage and fund the process for research, product development, clinical testing and regulatory approval of SF-1019, including refinement for additional uses. SF-1019 is the first such product that Argyll Biotech hopes to bring into the marketplace through these efforts. Argyll Biotech received 147,000,000 shares of Common Stock of the Company for its license fee.
     Immunosyn’s primary asset is its exclusive license from Argyll Biotech to market, distribute and sell SF-1019 for treatment of CIDP, diabetic neuropathy and diabetic ulcers. In addition to SF-1019, Argyll Biotech has licensed certain intellectual property developed by Professor Kenneth Willeford, Professor of Biochemistry and Molecular Biology, Mississippi State University. Argyll Biotech has also retained Professors Jonathan Heeney, Chairman, Department of Virology, BPRC, and Angus Dalgleish, Chair of Oncology, Gastroenterology and Endocrinology, St. George’s Hospital Medical School, who are both well known anti-viral researchers and immuno-pathology specialists, as its scientific advisors. We believe that the combined experience of all of Argyll Biotech’s scientific advisory board members should provide substantial guidance toward achieving approval of SF-1019 for marketing, distribution and sale to the target market.
     SF-1019 is an experimental extract from caprine (goat) serum containing a number of unique lipopeptide molecules. Argyll Biotech’s consultants first identified the precursor to SF-1019 in the mid-1990’s, which they believed to be an effective booster and modulator of an individual’s immune system. Subsequent research by such consultants revealed that the precursor to SF-1019 had potential efficacy in the regulation and normalization of an individual’s immune system response to multiple viral pathologies, including human immunodeficiency virus (“HIV”). Argyll Biotech intends to develop SF-1019 for treatment of diabetes and CIDP first and then other diseases, and Immunosyn will be responsible for commercializing SF-1019 when and as approval for such treatment is procured.

     Argyll Biotech is responsible for all research and product development, clinical testing, regulatory approvals, production and product support.
     Immunosyn’s exclusive license agreement with Argyll Biotech shall remain in full force and effect for as long as any patent coverage remains in place for SF-1019 in any country, which in most jurisdictions is generally for twenty (20) years from the date of filing. Either party may terminate the agreement only on account of an uncured material breach by the other party. Immunosyn may terminate the agreement if a non-rebuttable regulatory or patient safety issue is raised. Any fees paid prior to termination are non-refundable.
     Immunosyn is a development stage company that was incorporated in August 2006 in order to work as Argyll Biotech’s sales, marketing and distribution channel for SF-1019. Although Immunosyn cannot guarantee that Argyll Biotech will successfully conclude development of SF-1019, Immunosyn is hopeful that its initial product offering based on SF-1019 will be an effective and affordable treatment for the maintenance and enhancement of the quality of life for patients suffering from CIDP, diabetic neuropathy and diabetic ulcers.
     As a sales, marketing, and distribution channel for Argyll Biotech’s treatment for CIDP, diabetic neuropathy and diabetic ulcer treatments, Immunosyn’s primary business strategy is to build a sales and marketing force and related resources so that if and when SF-1019 is approved for human use it can be sold; and secondly, to increase awareness and acceptance of SF-1019 in the CIDP and diabetes treatment communities.
Business
     CIDP is a neurological disorder characterized by slowly progressive weakness and a loss of sensation in the legs and arms. CIDP is more common in young adults, and it affects men more than women. Symptoms include tingling or numbness (beginning in the toes and fingers); weakness of the arms and legs; aching pain in the muscles; loss of deep tendon reflexes; fatigue; and abnormal sensation. CIDP is similar to Guillain-Barré-Strohl-Landry syndrome, which appears suddenly and generally improves spontaneously. Although CIDP was once called “chronic Guillain-Barré syndrome,” it is now regarded as a related, but distinct condition. The course of CIDP varies widely among individuals. Some may have a bout of CIDP followed by spontaneous recovery, while others may have many bouts with partial recovery in between relapses.
     Diabetes mellitus refers to a family of diseases featuring high glucose levels caused by the body’s inability to produce and/or utilize insulin. According to the United States National Diabetes Information Clearinghouse, the 2005 estimate of prevalence or total number of cases of diabetes in adults is 20.8 million, with 14.6 million diagnosed cases and an additional 6.2 million undiagnosed cases (http://www.ndep.nih.gov/diabetes/pubs/FS_GenSnapshot.pdf). According to the same source, the 2005 incidence, or number of new cases, is 1.5 million.
     One of the most severe complications of diabetes is lower-limb amputation, which is caused by diabetic ulcers. These ulcers form as a result of diabetic neuropathy, or peripheral neuropathy, a nervous system disease evident in 60% of diabetic patients (Caring For Diabetes Educational Forum; http://www.caringfordiabetes.com/T&P/MicroComplications/T_P_Neuropathy.cfm). According to the National Diabetes Education Program, diabetic neuropathy causes micro-vascular damage that can result in loss of protective sensation in the feet, poor circulation and foot ulcers.
     We believe that SF-1019 is a new category of drug that may be characterized as an “Immunomodulator.” Many disease pathologies that affect individuals are the result of an over-active immune system. Specifically, when a viral agent begins to adversely affect an individual’s cells, the immune system frequently becomes overactive, which destroys the viral agent but also injures surrounding healthy cell structures. Other disease pathologies suppress an individual’s immune system, which allows other diseases and agents to kill healthy cells. We believe that SF-1019 regulates an individual’s immune system to prevent it from both over-reacting and under-reacting to a viral invasion of an individual’s body systems.
          We believe that SF-1019 contains a number of unique lipopeptide molecules which neutralize viral pathogens and their inhibitory properties by activation of a cytokine system. This, in turn, enhances an individual’s cell mediated immunity and augments the individual’s humoral immune system by eliminating negative inhibitory cytokine factors and eliminates pathogenic free-floating organisms, while simultaneously sparing normal and healthy cells.
          Argyll Biotech’s core objective is the continued development of SF-1019 and its cognates and variants for treatment of multiple medical conditions. Rather than detract from its core proficiency, Argyll Biotech’s founders and its scientific and advisory team elected to license the marketing, distribution and sale of SF-1019 and other products to another entity, whose strategy would be to target key markets and demographics for treatment with SF-1019 and its cognates and variants. The exclusive license agreement between Argyll Biotech, as the licensor, and Immunosyn, as the licensee, is a result of that decision.
The Argyll Biotech License Agreement
          The Company is in the development stage and has only engaged in organizational and fundraising activities to date. Its principal asset is the exclusive license with Argyll Biotech. The Company intends to develop its operations so that it is in a position to market, distribute and sell SF-1019 as soon as appropriate regulatory approvals are received by Argyll Biotech for SF-1019. The key terms of the exclusive license agreement with Argyll Biotech are as follows:
     Grant of Rights
          Argyll Biotech has granted Immunosyn the exclusive worldwide right to market, distribute, sell and promote SF-1019 for treatment of CIDP, diabetic neuropathy and diabetic ulcers. Argyll Biotech has also licensed its trademarks to Immunosyn, and granted Immunosyn a right of first offer to enter into additional license agreements for other uses of SF-1019 and its variants and cognates. Finally, during the first five years of the term of the exclusive license agreement, Immunosyn has a right to enter into partnering arrangements with Argyll Biotech for development of other novel drug treatment products.
     Development and Regulatory Matters
          Argyll Biotech anticipates that it will commence clinical trials and studies of SF-1019 and prepare and submit all filings required for regulatory approval of that product for treatment of CIDP, diabetic neuropathy and diabetic ulcers, both in the United States and in other countries that are targeted for distribution and sale of the product. Argyll Biotech will also submit periodic written reports to Immunosyn to document its efforts toward procuring such regulatory approval, as well as clinical budgets and plans for each year during which development efforts are conducted. Argyll Biotech will retain full responsibility for preparation and implementation of all trial protocols and regulatory activities and for all costs associated with those activities.
     Distribution and Promotion

          Immunosyn will assume full responsibility to promote and sell SF-1019 for its approved uses. To accomplish this, Immunosyn has agreed to develop a sales force, and an order processing and distribution network for each country in which regulatory approval of SF-1019 is granted. Immunosyn has also agreed to develop full marketing plans for each such country, although Argyll Biotech will retain a right to participate in all marketing and promotion activities. Each party is responsible for its own costs associated with these activities.
     License Fees
          Immunosyn has issued 147,000,000 shares of its Common Stock to Argyll Biotech which Argyll Biotech expects to sell to raise funds for product development and regulatory approval for SF-1019. However, in the event the proceeds it receives from such sale are insufficient for Argyll Biotech to complete development and regulatory approval in both the United States and the United Kingdom, Immunosyn is obligated to pay a royalty to Argyll Biotech equal to 3 1/2% of Immunosyn’s gross sales of SF-1019 until Argyll Biotech has received enough funds to complete its development in those jurisdictions. The license fee is deemed earned when paid and there are no restrictions on the release or use of the proceeds received by Argyll Biotech from the sale of Immunosyn’s shares, and these proceeds may be used at Argyll Biotech’s sole discretion for any purpose. No refund will be owed by Argyll Biotech in the event the cost of development and regulatory approval is substantially less than the fee, nor are there any penalties owed by Argyll Biotech if it fails to complete product development or obtain regulatory approval for its distribution.
     Payments and Reports
          Argyll Biotech is not obligated to provide any accounting for its use of proceeds, nor does Immunosyn have any audit rights to inspect Argyll Biotech’s use of the license proceeds. In the event Immunosyn is obligated to pay the 3 1/2% royalty to Argyll Biotech to complete its development and regulatory approval for SF-1019, Immunosyn will be obligated to provide Argyll Biotech with monthly royalty reports to account for its gross sales and calculation of the royalty paid to Argyll Biotech.
     Manufacture and Supply
          Argyll Biotech retains responsibility for manufacturing and supplying all of Immunosyn’s requirements of SF-1019. Argyll Biotech will sell quantities of the product to Immunosyn at a price per dose that is below the anticipated market or reimbursement price per dose of the product. The exact product price is not specified in the exclusive license agreement, and will be the subject of future negotiations once Argyll Biotech’s cost of production is determined. Argyll Biotech shall also confirm through testing and other programs that the commercial quantities of SF-1019 that it manufactures are fully compliant with all manufacturing and laboratory standards applicable to drug products which are intended for use in humans.
     Intellectual Property Ownership
          Argyll Biotech will retain full ownership of its intellectual property, including intellectual property that is jointly-developed by the parties. Argyll Biotech must take reasonable steps to protect its intellectual property from third-party infringement, and to defend Immunosyn against charges of infringement that refer, relate or pertain to Immunosyn’s marketing, sale and distribution of SF-1019.
     Publication and Confidentiality

          Argyll Biotech and Immunosyn must collaborate on all publications of scientific or medical reports relating to either company’s business, operations, research and development or clinical trial results.
     Recall and Indemnification
          Argyll Biotech has agreed to retain full responsibility for costs and activities relating to any recall of SF-1019, and must defend, indemnify and hold Immunosyn harmless for, from and against damages associated with those recalls.
     Term and Termination
          The exclusive license agreement shall remain in full force and effect for as long as any patent coverage remains in place for SF-1019 in any country, which in most jurisdictions is generally for twenty (20) years from the date of filing. Either party may terminate the agreement only on account of an uncured material breach by the other party. Immunosyn may terminate the agreement if a non-rebuttable regulatory or patient safety issue is raised, in which event all remaining license fee obligations will immediately be cancelled. Any fees paid prior to termination are non-refundable.
Discussion of Applicable Government Regulations
          The United States Food and Drug Administration (the “FDA”) and comparable regulatory agencies in foreign countries, as well as drug regulators in state and local jurisdictions, impose substantial requirements upon clinical development, manufacture and marketing of pharmaceutical products. These agencies and other federal, state and local entities regulate research and development activities and the human testing, manufacture, quality control, safety, effectiveness, labeling, storage, record keeping, approval, advertising and promotion of Argyll Biotech’s SF-1019, as well as any other products that either Argyll Biotech or Immunosyn may independently develop or may otherwise license for marketing and distribution.
          The process required by the FDA under the drug provisions of the United States Food, Drug, and Cosmetic Act before any initial products may be marketed in the United States generally involves the following:
•	Preclinical laboratory and animal tests;

•	Submission of an Investigational New Drug Application (“IND”), which must become effective before human clinical trials may begin;

•	Adequate and well-controlled human clinical trials to establish the safety and efficacy of the product candidate for its intended use;

•	Submission to the FDA of a New Drug Application (“NDA”); and

•	FDA approval and review of a NDA.
          The testing and approval process requires substantial time. Preclinical tests include laboratory evaluation of the product candidate, its chemistry, formulation and stability, as well as animal studies to assess the potential safety and efficacy of the product candidate. Certain preclinical tests must be conducted in compliance with good laboratory practice regulations. Violations of these regulations can, in some cases, lead to an invalidation of the studies, requiring such studies to be replicated. In some cases, long-term preclinical studies are conducted while clinical studies are ongoing.
          Argyll Biotech must submit the results of preclinical tests, together with manufacturing information and analytical data, to the FDA as part of an IND, which must become effective before any human clinical trials begin in the United States. Analogous requirements are in place in the countries of the European Union and in the United Kingdom, where Argyll Biotech is preparing to conduct preclinical and clinical trials. If the FDA or its foreign equivalent raises questions about an IND within a certain period of time after its submission, that regulatory body may impose a clinical hold. In such a case, the IND sponsor and the regulatory authority must resolve any outstanding concerns before clinical trials can begin. All clinical trials must be conducted under the supervision of a qualified investigator in accordance with good clinical practice regulations. These regulations include the requirement that all subjects provide informed consent. Further, an independent Institutional Review Board (“IRB”) at each medical center proposing to conduct clinical trials must review and approve any clinical study. The IRB also continues to monitor the study and must be kept aware of the study’s progress, particularly as to adverse events and changes in any research. Progress reports detailing the results of the clinical trials must be submitted at least annually to the FDA or its foreign equivalent and more frequently if adverse events occur.
          Human clinical trials are typically conducted in three sequential phases that may overlap:
•	Phase I: The drug is initially introduced into healthy human subjects or patients and tested for safety, dosage tolerance, absorption, metabolism, distribution and excretion.

•	Phase II: The drug is studied in a limited patient population to identify possible adverse effects and safety risks, to determine the efficacy of the product for specific targeted diseases and to determine dosage tolerance and optimal dosage.

•	Phase III: When Phase II evaluations demonstrate that a dosage range of the drug is effective and has an acceptable safety profile, Phase III trials are undertaken to further evaluate dosage and clinical efficacy and to further test for safety in an expanded patient population, often at geographically dispersed clinical study sites.
          Concurrent with preclinical studies and clinical trials, Argyll Biotech must develop information about the chemistry and physical characteristics of SF-1019 and must finalize a process for manufacturing this product in accordance with good manufacturing practice (“GMP”) requirements. The manufacturing process must be capable of consistently producing quality batches of SF-1019 and Argyll Biotech must develop methods for testing the quality, purity and potency of the drug candidate. Additionally, appropriate packaging must be selected and tested and chemistry stability studies must be conducted to demonstrate that the SF-1019 product does not undergo unacceptable deterioration over its shelf life.
          We understand that Argyll Biotech intends to submit the results of SF-1019 product development, pre-clinical studies and clinical studies to the FDA or its foreign equivalent as part of an NDA for approval of the marketing and commercial shipment of the product. The appropriate regulatory authority will review each NDA submitted and may request additional information, rather than accept the NDA for filing. In this event, the application must be resubmitted with additional information. The resubmitted application is also subject to review before the regulatory body accepts it for filing. Once the NDA is accepted, the regulatory agency begins an in-depth review of the NDA. Regulatory agencies have substantial discretion in the approval process and may disagree with Argyll Biotech’s interpretation of the data submitted in the NDA. The review process may be significantly extended by the regulatory agency’s requests for additional information or clarification regarding information already provided. Also, as part of the review, the regulatory agency may refer the application to an appropriate advisory committee, typically a panel of clinicians, for review, evaluation and a recommendation. Manufacturing establishments also are often subject to inspections prior to NDA approval to assure compliance with GMPs and with manufacturing commitments made in relevant marketing applications.
          In the United States, under the Prescription Drug User Fee Act (“PDUFA”), submission of an NDA with clinical data requires payment of a user fee. For fiscal year 2006, that fee was $767,400. Similar fees and requirements are in place in foreign jurisdictions. In return, the relevant regulatory agencies assign time goals for reviewing NDAs prior to issuing a “complete response” in which an NDA may be approved, or denied if the regulatory agency’s criteria are not satisfied, or require additional clinical data. Even if these data are submitted, the regulatory agency may ultimately decide that the NDA does not satisfy the criteria for approval. If the regulatory agency approves the NDA, the product becomes available for physicians to prescribe, but even after approval, a regulatory agency may later decide to withdraw product approval if compliance with regulatory standards is not maintained or if safety problems occur after the product reaches the market. A regulatory agency may also require post-marketing studies, known as Phase IV studies, as a condition to approval to develop additional information regarding the safety of a product. In addition, a regulatory agency can require surveillance programs to monitor approved products that have been commercialized, and such agencies have the power to require changes in labeling or to prevent further marketing of a product based on the results of these post-marketing programs.
          Regulatory agencies also regulate drug labeling and promotion activities. As marketing and distribution will be the primary and substantial business function of Immunosyn, the Company anticipates that it will experience a significant burden as a result of these regulatory activities. Regulatory agencies actively enforce regulations prohibiting the marketing of products for unapproved or “off-label” uses. Further regulations on certain pharmaceutical marketing practices are imposed in the United States by the United States Federal Trade Commission and Office of the Inspector General of the United States Department of Health and Human Services. Reimbursement practices and HHS coverage of medicine will be important to the success of procurement and utilization of Argyll Biotech’s SF-1019 and other products and product candidates, if they are ever approved for marketing.
     European Regulations
          The initial preclinical trials and clinical studies of SF-1019 are expected to be conducted by Argyll Biotech under European auspices and jurisdiction. Prior regulatory approval in order to initiate Phase I (healthy human volunteer) studies is required in many of the European Union member states. Following successful completion of Phase I studies, data must be submitted in a summarized format to the applicable regulatory authority in the member state in respect of applications for the conduct of later Phase II proposed studies. European Union regulatory authorities typically are required to raise objections within one to three months after receipt of a proposal for a study, but they often have a right to extend this review period at their discretion. In addition, one or more independent ethics committees, which typically operate similarly to an Institutional Review Board in the United States, will review the ethics of conducting the proposed research.
          In order to gain marketing approval in the European Union, Argyll Biotech must submit a dossier to the relevant authority for review, which, in the European Union, is known as a Marketing Authorization Application (“MAA”). The format of the MAA is specific and is laid out by each applicable regulatory authority, although in general it will contain information on the quality of the chemistry, manufacturing and pharmaceutical aspects of the product as well as non-clinical and clinical data.

          For many products, the European Union provides a choice of a centralized or decentralized authorization route. Under the centralized route, one marketing authorization is granted for the entire European Union, while under the decentralized route, a series of national marketing authorizations are granted. In the centralized system, an application will be reviewed by the members of the Committee for Proprietary Medicinal Products (“CPMP”), on behalf of the European Medicines Agency (“EMEA”). The EMEA will, based upon the review of the CPMP, provide an opinion to the European Commission on the safety, quality and efficacy of the product. The decision to grant or refuse an authorization is made by the European Commission. In circumstances where use of the centralized route is not mandatory, Argyll Biotech can choose to use the decentralized route, in which case an application will be reviewed by each member state’s regulatory agency. If a regulatory agency grants authorization, other member states’ regulatory agencies and authorities are asked to “mutually recognize” the authorization granted by the first member state’s regulatory agency.
          Failure to comply with applicable regulatory requirements after obtaining regulatory approval can, among other things, result in the suspension of regulatory approval, as well as possible civil and criminal sanctions. Renewals in the European Union may require additional data, which may result in a license being withdrawn. In the European Union, regulators have the authority to revoke, suspend or withdraw approvals of previously-approved products, to prevent companies and individuals from participating in the drug approval process, to request recalls, to seize violative products and to obtain injunctions to close manufacturing plants not operating in conformity with regulatory requirements and to stop shipments of violative products.
     Pricing Controls
          Before a pharmaceutical product may be marketed and sold in certain foreign countries the proposed pricing for the product must be approved. The requirements governing product pricing vary widely from country to country and can be implemented disparately at a national level.
          The European Union generally provides options for its member states to control the prices of medicinal products for human use. A member state may approve a specific price for the medicinal product or it may instead adopt a system of direct or indirect controls on the profitability of the company placing the medicinal product on the market. For example, the regulation of prices of pharmaceuticals in the United Kingdom is generally designed to provide controls on the overall profits that pharmaceutical companies may derive from their sales to the United Kingdom National Health Service. The United Kingdom system is generally based on profitability targets or limits for individual companies which are normally assessed as a return on capital employed by the company in servicing the National Health Service market, comparing capital employed and profits.
          In comparison, Italy generally establishes prices for pharmaceuticals based on a price monitoring system. The reference price is the European average price calculated on the basis of the prices in four reference markets: France, Spain, Germany and the United Kingdom. Italy generally establishes the price of medicines belonging to the same therapeutic class on the lowest price for a medicine belonging to that category. Spain generally establishes the selling price for new pharmaceuticals based on the prime cost, plus a profit margin within a range established each year by the Spanish Commission for Economic Affairs.
     Third Party Reimbursements
          In the United States, European Union, and elsewhere, sales of therapeutic and other pharmaceutical products are dependent in part on the availability and adequacy of reimbursement to the consumer or the health care provider from third party payors, such as government and private insurance plans. Third party payors are increasingly challenging the prices charged for medical products and services and new products that are more expensive than existing treatments may have difficulty finding ready acceptance unless there is a clear therapeutic benefit.
     Patent Restoration and Marketing Activity
          The Drug Price Competition and Patent Term Restoration Act of 1984, known as the Hatch-Waxman Amendments (“Hatch-Waxman”), permits the FDA to approve an abbreviated NDA for generic versions of innovator drugs, as well as NDAs with less original clinical data. Hatch-Waxman also provides certain patent restoration and exclusivity protections to innovator drug manufacturers.
          The abbreviated NDA process permits competitor companies to obtain marketing approval for a drug with the same active ingredient for the same uses as an innovator drug but does not require the conduct and submission of clinical studies demonstrating safety and efficacy for that product. Instead of safety and efficacy data, a competitor could make a copy of any of Argyll Biotech’s drugs and only submit data demonstrating that the copy is a bioequivalent to the SF-1019 product, which may allow the competitor to obtain marketing approval from the FDA.
          Hatch-Waxman also provides competitors with the ability to market copies of innovator products with the submission of significantly less clinical data outside of the abbreviated NDA context. Such applications are known as “505(b)(2) NDAs,” or “paper NDAs.” They may rely on clinical investigations not conducted by or for that applicant and for which the applicant has not obtained a right of reference or use. Such products are subject to the same patent notification procedures as for abbreviated NDAs.
          Hatch-Waxman also provides for the restoration of a portion of a product’s United States patent term that is lost during a drug’s clinical development and NDA review by the FDA, and further provides for the statutory protection, known as exclusivity, against the FDA’s approval or acceptance of certain competitor applications. Patent term restoration can return up to five years of a patent term for a patent that covers a new product or its use to compensate for time lost during product development and the regulatory review process. This period is generally one-half the time between the effective date of an IND and the submission date of an NDA, plus the time between the submission date of the NDA and the approval of that application, subject to a maximum extension of five years. No extension can extend the patent life beyond fourteen years after the drug approval date. The application for patent term restoration is subject to approval by the United States Patent and Trademark Office in conjunction with the FDA.
          Hatch-Waxman also provides for differing periods of statutory protection for new drugs approved under an NDA. Among the types of exclusivity are those for a new chemical entity and those for a new formulation or a new indication for a previously-approved drug. Marketing exclusivity in the United States for the type of product that Immunosyn intends to market and distribute, if granted by the FDA, would prohibit that agency from approving the application of another company that submits an abbreviated NDA or a paper NDA for five years. This marketing exclusivity protection does not prohibit the FDA from approving a full NDA.
Competition
          Competition in the biotechnology industry is intense. Potential competitors in the United States and Europe are numerous and include pharmaceutical, chemical and biotechnology companies, most of which have substantially greater capital resources, marketing experience, research and development staffs and facilities than Immunosyn. Among others, Eli Lilly & Company and Wyeth Pharmaceuticals, Inc. market antidepressants, and Pfizer, Inc. markets anticonvulsants that are prescribed for treating diabetic neuropathy. In addition, Daval International Limited, a United Kingdom company (“Daval”), is also testing a caprine serum product, called Aimspro, for treating multiple sclerosis and other neurological disorders.
     Argyll Biotech intends to seek to limit potential sources of competition by developing products that are eligible for orphan drug designation and approval or other forms of protection. Specifically, Immunosyn intends to target CIDP as a potential candidate for treatment with SF-1019 due to its orphan drug for orphan drug status. CIDP is listed by the National Organization for Rare Disorders (http://www.rarediseases.org/) as an orphan disease with less than 200,000 cases in the United States. The only available treatment is IVIG (intravenous gamma globulin) at a cost of $2000-$6000 per month depending on dosage. The mechanism of action of IVIG is to block release of inflammatory cytokines directly and therefore lasts only about 1-2 weeks. However, due to their substantially greater resources, competitors may develop similar technologies and products more rapidly or may market them more effectively. Competing technologies or products may be more effective than any of those that are being or will be developed by Argyll Biotech. In addition, existing competitors enjoy the strategic advantages of existing brand recognition, marketing and distribution networks, thus enabling them to introduce new products much more rapidly than Immunosyn.
Employees
     As of March 28, 2007, we had two executive officers, Mr. D. Kent Norton, President and CEO, and Mr. Douglas McClain, Jr., our Chief Financial and Accounting Officer and Corporate Secretary, neither of which are full-time employees. The Company expects to retain Mr. Norton or another President and Chief Executive Officer on a full time basis, and to hire additional executive staff and employees, including potentially a full-time CFO, as needed.
Item 1A. Risk Factors
     The risks and uncertainties described below are not the only ones we may face. The following risks, together with additional risks and uncertainties not currently known to us or that we currently deem immaterial could impair our business, financial condition and results of operation.
Risks Related to the Company’s Business
Our independent auditor has issued a going concern opinion which raises doubts about our ability to continue as a going concern.
     Our independent auditor has expressed doubt about our ability to continue as a going concern. Note 2 to our financial statements includes an explanatory paragraph expressing doubt about our ability to continue as a going concern. Our ability to continue as a going concern is dependent on our ability to implement our business plan, raise capital and generate revenues.
Immunosyn or Argyll Biotech may not be able to secure financing, which in turn could affect Immunosyn’s and Argyll Biotech’s respective abilities to operate as a going concern.
     As of December 31, 2006, Argyll Biotech had an accumulated deficit of approximately $3,210,000 and a working capital deficit of approximately $1,750,000. Argyll Biotech does not anticipate any revenues in the foreseeable future but continues to incur significant losses from operations. This raises substantial doubt about Argyll Biotech’s ability to continue as a going concern. Argyll will require substantial additional financing to bring SF-1019 to market. If adequate financing is not available to Argyll Biotech, it may be required to delay, scale back or eliminate some of its research and development programs or the proposed clinical trials of SF-1019, to relinquish rights to certain technologies or products or to license third parties to commercialize technologies and products that Immunosyn might otherwise seek to license. Argyll Biotech’s inability to obtain financing, if required, would have a material adverse effect on the value of Immunosyn’s exclusive license and Immunosyn’s ability to develop its operations and implement its business plan.
Argyll Biotech and Immunosyn have no operating history, which makes it impossible to evaluate their business and to predict any future operating results.
     To date, Immunosyn’s founders and Argyll Biotech have been primarily engaged in organizational and fundraising activities, including obtaining various consulting agreements for the development of products and technologies and developing and testing products. Immunosyn has not generated any revenues to date and does not anticipate generating any revenues until such time as SF-1019 is approved for distribution by applicable regulatory authorities. Accordingly, neither Argyll Biotech nor the Company has any operating history upon which an evaluation of their performance and prospects can be made.
Immunosyn expects to incur substantial losses for the foreseeable future and may never achieve profitability.
     Immunosyn anticipates that it will continue to incur significant operating losses for the foreseeable future. We may never generate revenues or achieve profitability and, if we ever achieve profitability, we may not be able to maintain profitability.
Immunosyn and Argyll Biotech have no experience in completing development, obtaining regulatory approval or marketing a novel biopharmaceutical product and, to be successful, both organizations will need qualified personnel to complete development, successfully complete trials and launch SF-1019 in the marketplace.
     Both Argyll Biotech and Immunosyn are recently formed entities and, consequently, lack the requisite personnel, facilities, equipment or experience to execute their product development, testing, regulatory approval and marketing objectives. Argyll Biotech will be required to hire additional qualified scientific and technical personnel as well as personnel with expertise in clinical testing and government regulation, to expand various research and development programs and to pursue product development, regulatory approval and marketing plans. Immunosyn will also have to hire marketing and administrative personnel to promote its presence in the portion of the medical community that treats maladies associated with CIDP and diabetes. There is intense competition for qualified personnel in the areas of Argyll Biotech’s and the Company’s respective activities, and there can be no assurances that Argyll Biotech or the Company will be able to attract and retain the qualified personnel necessary for the development of its and their respective businesses.
     The Company and Argyll Biotech face competition for qualified individuals from numerous pharmaceutical and biotechnology companies, universities and research institutions. The failure to attract and retain key scientific, marketing and technical personnel would have a material adverse effect on the development of the Company’s and Argyll Biotech’s respective businesses and our and their abilities to develop, market and sell products.
The Company may not be successful in identifying and attracting executive officers, and even if it were to do so, it may not be successful in retaining such individuals.
     The Company intends to identify and attract individuals to fill permanent key executive positions. Based on its current cash balance, management believes the Company cannot attract individuals to fill permanent key management positions and cannot build its operations. There is intense competition of qualified personnel in the Company’s field and there can be no assurances that the Company will be able to attract and retain the qualified personnel necessary for the development of its business. Instead, the Company may chose to retain executives with other backgrounds, including persons previously or currently affiliated with its affiliates, which could have a material adverse effect on the development of the Company’s business. The failure to attract and retain executive officers would have a material adverse effect on the development of the Company’s business.
The Company and its affiliates, including Argyll Biotech, are recipients of several subpoenas issued by the United States Securities and Exchange Commission to investigate their business practices and the offering of investments in the Company’s predecessor.
     Pursuant to a subpoena dated January 20, 2006 issued by the Securities and Exchange Commission (“SEC”) to an affiliate of Argyll Biotech in proceedings captioned In the Matter of Directors Financial Group, Ltd. and In The Matter of Prime Bank Securities, and pursuant to two subpoenas issued by the SEC to affiliates of Argyll Biotech on March 30, 2006 in a proceeding captioned In The Matter of The Argyll Group, LLC, the Company and its affiliates have been asked to produce all documents concerning a wide variety of topics including many related directly to a prior licensee of SF-1019, Nurovysn Merger Corporation. Pursuant to a third subpoena, dated December 15, 2006, issued by the SEC to the Company, the Company has been asked to produce documents concerning private placements of the Company’s stock and other matters disclosed in this report. The Company and its affiliates are actively cooperating with the SEC and have produced or are producing documents responsive to these subpoenas. Although Immunosyn’s affiliates believe they have complied and the Company intends to comply with the SEC’s subpoenas, there can be no assurance that the Company and its affiliates will not be found liable for one or more violations of law which could expose the Company and its affiliates, including Argyll Biotech, to liability for fines and penalties, as well as injunctive or other sanctions that might prohibit or restrict the Company’s or Argyll Biotech’s ability to proceed with financing its operations. Even if the Company and its affiliates are fully in compliance with all of their legal obligations, the existence of these proceedings may delay or otherwise negatively impact their ability to conduct their operations, including any future registration or listing of their or the Company’s securities for an indefinite period of time. Furthermore, the existence of these proceedings may discourage future investors from acquiring the securities of the Company or Argyll Biotech.
SF-1019 has not been approved for any human use nor for treatment of any particular disease, and such approval may never be obtained.
     The Company is entirely dependent upon Argyll Biotech’s sole experimental drug, SF-1019, which has not been tested in any clinical trials. Argyll Biotech has no issued patent on SF-1019 and has not received regulatory approval of its use in clinical trials. Argyll Biotech and the Company cannot guarantee that SF-1019 will ever receive regulatory approval for the uses for which it may be licensed to Immunosyn, namely, treatment of CIDP, diabetic neuropathy and diabetic ulcers. No clinical trials have been conducted anywhere and following commencement of any clinical trials, completion and evaluation of those trials may not occur or a substantial period of time may elapse before Immunosyn has a product that may be sold and distributed for human use.
     Even if a new drug product is well along the path of a clinical trial and the trial is close to completion, regulatory authorities have the ability to shut down any trials due to safety, efficacy or other concerns; to request additional trials or data to verify results; or to force any portion or all of a trial to be repeated for any number of reasons. Any such action by the regulatory authorities or any delay of a clinical trial could materially and adversely affect the Company’s exclusive license from Argyll Biotech. Even if Argyll Biotech is successful in bringing SF-1019 into a clinical trial for treatment of CIDP, diabetic neuropathy or diabetic ulcers, there can be no assurances that those trials will successfully demonstrate that SF-1019 is efficacious against CIDP, diabetic neuropathy or diabetic ulcers. Unless and until the appropriate regulatory authority provides a final approval for the use of SF-1019 for treating CIDP, diabetic neuropathy or diabetic ulcers, the licensed rights will be of no value.
Immunosyn has been informed that Argyll Biotech is implementing controls to prevent unregulated use of SF-1019 and if Argyll Biotech is unable to do so or the FDA takes any action to prevent the export or experimental use of unapproved drugs such as SF-1019, the Company’s licensed rights will be of diminished or no value.
     Prior to Argyll Biotech’s development of SF-1019, caprine serum had been the subject of unregulated use by parties unrelated to Argyll Biotech and the Company. More recently, the Company has learned that research samples of SF-1019 have been used by several individuals in the United States and Mexico, and such uses have been publicized as “testimonials” on a shareholder’s web site. To the extent unapproved research samples of SF-1019 have been exported from the United States or used in the United States, the FDA may issue cease and desist letters and take other action to prevent any further export, use or promotion within the United States. Such actions by the FDA, if any, may delay or affect Argyll Biotech’s ability to obtain FDA approval for SF-1019 and will have a material adverse effect on the Company’s exclusive license from Argyll Biotech.
     The Company has been informed that Argyll Biotech has taken steps to prevent distribution or export of SF-1019 for unapproved human use in any country, including the United States. In addition, the Company has informed all of its shareholders to discontinue all further promotion of SF-1019 that does not comply with FDA regulations. The Company’s Board of Directors has assumed responsibility for coordinating these controls with Argyll Biotech and monitoring their implementation.
The Company depends on Argyll Biotech’s patent and proprietary rights to develop and protect technologies and products, which rights may not offer sufficient protection from infringement by third parties.
     Argyll Biotech has represented to Immunosyn that it has obtained from Mississippi State University (“MSU”) an exclusive license to United States patent application serial No. 10/825,603 (“Prophylactic and therapeutic benefits of a new class of immune stimulating peptides” or the “603 Application”) and pending foreign equivalents derived from the same application family. However, no patents have yet been issued to Argyll Biotech covering any of the components of SF-1019 and there can be no assurances that any of these applications will ever be issued as a patent or patents. In addition, although it is the Company’s belief that the 603 Application, if issued as a patent, encompasses certain therapeutically active components which are included in SF-1019, it is unlikely that claims in the 603 Application, even if allowed, will provide any protection for the entire body of components contained within SF-1019.
     Argyll Biotech’s inability to protect its intellectual property through sufficient patent protection will adversely affect that company’s ability to preserve exclusive rights to SF-1019 and other products, and other companies may be able to develop substantially similar technologies in competition with Argyll Biotech. If those other companies enter the marketplace with their own similar products, the value of Immunosyn’s exclusive license from Argyll Biotech will be substantially diminished.
     The pharmaceutical industry places considerable importance on obtaining patent and trade secret protection for new technologies, products and processes. The Company’s success will depend on Argyll Biotech’s ability to obtain and enforce protection under United States and foreign patent laws and other intellectual property laws for the products that the Company intends to market and distribute, to develop and preserve the confidentiality of trade secrets and to operate without infringing the proprietary rights of third parties.
     Neither Immunosyn nor Argyll Biotech can guarantee that any applications for additional patents will ever be filed or that, if filed, they will result in issued patents or that such patents, if issued, will provide adequate protection against competitors. Patents may not be issued from these applications and any rights granted thereunder may not provide Immunosyn or Argyll Biotech with competitive advantages. Immunosyn cannot guarantee that any patents that may be issued would survive an attack on their validity or that they will provide a competitive advantage over Argyll Biotech’s or Immunosyn’s competitors.

Immunosyn’s exclusive license from Argyll Biotech is the Company’s primary asset and the exclusive license agreement, including, without limitation, the fee established in that agreement, is between related entities and does not bear any relationship to established or traditional methods of valuing such fees and, as such, may be unfair to the Company.
     Pursuant to our exclusive license agreement with Argyll Biotech, the Company issued 147,000,000 shares of Common Stock to Argyll Biotech at par value of $0.0001 per share in payment of the exclusive world-wide license rights to SF-1019 for a term that will last until expiration of the last patent covering SF-1019, if any, which in most jurisdictions is twenty years from the date of filing. To the extent the proceeds from Argyll Biotech’s sale of such shares of Common Stock are insufficient to fund completion of product development and regulatory approval of SF-1019, the Company is obligated to pay Argyll Biotech a license fee equal to 3 1/2% of the Company’s net sales of SF-1019, in addition to the cost of product purchases from Argyll. The exclusive license agreement, including, without limitation, the fee established in that agreement, is between related entities, was not negotiated in an arms-length transaction, and does not bear any relationship to established or traditional methods of valuing such fees. Instead, the license rights were recorded at Argyll Biotech’s cost basis of the underlying patents licensed to Immunosyn.
Immunosyn’s inability or failure to pay any license fees when due will adversely affect the Company’s licensed rights, which will cause the Company to lose substantially all of its value.
     The Company’s inability or failure to pay any license fees when due will adversely affect the Company’s licensed rights. As those rights will be the Company’s primary asset, if the Company is unable to maintain those rights, the Company will lose substantially all of its value.
Argyll Biotech may use the proceeds from the sale of our Common Stock for purposes other than the development and regulatory approval of SF-1019; the terms of Immunosyn’s exclusive license agreement do not provide the Company with any oversight or right to control Argyll Biotech’s use of such license fees.
     Argyll Biotech reserves the right to use the cash and other proceeds it receives from the sale of the Company’s stock received as payment of its license fee for purposes other than development and regulatory approval of SF-1019, including corporate purposes of its other affiliates. Furthermore, under the terms of the exclusive license agreement between Argyll Biotech and Immunosyn, the license fee was deemed earned by Argyll Biotech when Immunosyn issued its shares of Common Stock and non-refundable, regardless of the true cost of completing development and obtaining regulatory approval of SF-1019. The Company will have no right to control the proceeds received by Argyll Biotech from its sale of the Company’s stock, and the Company has no audit or other rights to require that all of these proceeds be applied solely to the development and regulatory approval of SF-1019. If the amount required to achieve these goals is less than the amount of the proceeds received from Argyll Biotech’s sale of the Company’s stock, the Company will not be entitled to any refund. In the event Argyll Biotech is unsuccessful in completing product development or obtaining regulatory approval, the Company has no right to make any claim with respect to Argyll Biotech’s use of the proceeds.
Argyll Biotech will be our sole supplier of SF-1019; the exclusive license agreement does not fix the purchase price the Company will pay to Argyll Biotech for manufacturing and supplying SF-1019 and Immunosyn may be unable to negotiate rights to distribute SF-1019 for uses other than CIDP, diabetic neuropathy and diabetic ulcers.
     In the event Argyll Biotech succeeds in obtaining regulatory approval for distribution and sale of SF-1019, Argyll Biotech will be the sole supplier of SF-1019 to the Company. In the event of any disruption in the manufacturing process of Argyll Biotech and its contractors, the Company will have no other source for purchasing SF-1019 and satisfying its customer commitments. Argyll Biotech will determine the purchase price for SF-1019 in its reasonable discretion based on its manufacturing costs, development expenses, overhead and customary industry mark-up. Furthermore, under the terms of the exclusive license agreement, the Company’s rights to distribute SF-1019 are limited to treatments for CIDP, diabetic neuropathy and diabetic ulcers. In the event Argyll Biotech develops additional applications for SF-1019, the Company will be entitled to a right of first offer to license those additional variations or uses of SF-1019 from Argyll Biotech. However, there is no assurance that the Company will be successful in negotiating an extension of its exclusive license to include any such variations or additional uses of SF-1019.
The safety and efficacy profiles for SF-1019 that emerge from controlled clinical trials may be substantially less favorable than in prior uncontrolled observations of SF-1019’s precursors which may materially and adversely affect our business.
     Argyll Biotech’s only data regarding the safety and efficacy of SF-1019 is based on uncontrolled observations of a precursor to SF-1019 among a small group of individuals, not SF-1019 itself. If and when formal and controlled clinical trials are conducted using SF-1019 over broad populations and geographic areas, it is possible that heretofore unknown adverse safety and unfavorable efficacy effects may be observed, in which case the Company’s ability to market SF-1019 for its intended use may be materially and substantially affected or eliminated. Moreover, formal clinical trials are expensive and Argyll Biotech may have severely underestimated the cost of conducting and concluding such trials. If the Company is unable to commence the marketing, distribution and sale of SF-1019 because formal clinical trials reveal adverse safety or lack of efficacy information, or if the clinical trials last longer or sustain substantially higher costs than are currently projected, the Company’s business will be severely and adversely diminished.
A decrease in the projected prices that Immunosyn may charge for SF-1019 and the level of third party reimbursement that Immunosyn may receive from third party payors may adversely impact our business.
     To the extent that SF-1019 becomes approved for distribution in the United States or in any foreign markets, Immunosyn’s ability to commercialize SF-1019 successfully will depend in part on the price Immunosyn may charge for that product and on the extent to which reimbursement for the cost of that product will be available from government health administration authorities, private health insurance and other third-party payers. Government officials and private health insurers are increasingly challenging the price of medical products and services. Significant uncertainty exists as to the pricing flexibility which distributors will have with respect to newly approved health care products as well as their reimbursement. There can be no assurance that the Company’s assumptions concerning product pricing will be achieved.
     Third-party payers may attempt to control costs further by selecting exclusive providers of their pharmaceuticals products. If third-party payers were to make this type of arrangement with one or more of Immunosyn’s competitors, those payers would not reimburse patients for purchasing SF-1019.
Argyll Biotech may not apply for or be successful in receiving orphan/special drug status on any products.
     Under the Orphan Drug Act, the FDA may grant orphan drug designation to drugs intended to treat a rare disease or condition. A disease or condition that affects populations of fewer than 200,000 people in the United States generally constitutes a rare disease or condition. Argyll Biotech may seek orphan drug approval for certain aspects or treatment modalities of SF-1019 in an attempt to get SF-1019 into the marketplace more quickly. There can be no assurances that SF-1019 is entitled to orphan drug status, that Argyll Biotech will proceed with this strategy or that, if it does proceed, any orphan drug designation will be approved or authorized.
If Argyll Biotech fails to keep up with rapid technological change and evolving therapies, the proprietary technologies that form the substance of SF-1019 could become less competitive or obsolete.
     The pharmaceutical industry is characterized by rapid and significant technological change. Immunosyn expects that pharmaceutical technology will continue to develop rapidly and the Company’s future success will depend on Argyll Biotech’s ability to develop and maintain a competitive position. Technological development by others may result in products developed by Argyll Biotech or the Company, both branded or generic, becoming obsolete before they are marketed or before Immunosyn or Argyll Biotech recover any portion of their expenses incurred with respect to such product. Alternative therapies or new medical treatments could alter existing treatment regimes, and thereby reduce the need for one or more of the products developed by Argyll Biotech, which would adversely affect Immunosyn’s business.
Many of Immunosyn’s competitors have substantially greater capabilities and resources and may be able to market products more effectively, which would limit Immunosyn’s ability to generate revenue and cash flow.
     Competition in Immunosyn’s industry is intense. Potential competitors in the United States and Europe are numerous and include pharmaceutical, chemical and biotechnology companies, most of which have substantially greater capital resources, marketing experience, research and development staffs and facilities than does Immunosyn. Among others, Eli Lilly & Company and Wyeth Pharmaceuticals, Inc. market antidepressants, and Pfizer, Inc. markets anticonvulsants that are prescribed for treating diabetic neuropathy. In addition, Daval is also testing a caprine serum product, called Aimspro, for treating multiple sclerosis and other neurological disorders
     Argyll Biotech intends to seek to limit potential sources of competition by developing products that are eligible for orphan drug designation and NDA approval or other forms of protection, but Argyll Biotech’s and Immunosyn’s competitors may develop similar technologies and products more rapidly or may market them more effectively. Competing technologies or products may be more effective than any of those that are being or will be developed by Argyll Biotech.
Immunosyn will depend on Argyll Biotech and other third parties for clinical testing of SF-1019. Any disruption in such third party relationship could delay the Company’s ability to distribute and market products on a timely basis or at all.
     Neither Immunosyn nor Argyll Biotech currently has any internal product testing capabilities. Argyll Biotech’s inability to retain third parties for the clinical testing of products on acceptable terms, or at all, would adversely affect their ability to develop, distribute and market products. It will be Argyll Biotech’s responsibility to arrange for and supervise clinical testing. Any failures by third parties to adequately perform their responsibilities may delay the submission of products for regulatory approval, impair Immunosyn’s ability to deliver products on a timely basis or otherwise impair Immunosyn’s competitive position. The Company’s dependence on third parties for the development of products may adversely affect its potential profit margins and its ability to deliver products on a timely basis.
Argyll Biotech and Immunosyn will depend on others to manufacture their products and any disruption in manufacturing could have a material adverse effect on our business.

     Argyll Biotech and Immunosyn have never manufactured any products and SF-1019 may not be suitable for commercial manufacturing in a cost-effective manner. Manufacturers of products developed by Argyll Biotech will be subject to current good manufacturing practices prescribed by the FDA and other rules and regulations prescribed by applicable regulatory authorities. Argyll Biotech may not be able to enter into or maintain relationships either domestically or abroad with manufacturers whose facilities and procedures comply or will continue to comply with current good manufacturing practices or applicable foreign requirements. Failure by a manufacturer to comply with current good manufacturing practices or applicable foreign requirements could result in significant time delays or Immunosyn’s inability to commercialize or continue to market a product and could have a material adverse effect on Immunosyn’s sales of products and, therefore, its cash flow.
     In the United States, failure to comply with current good manufacturing practices or other applicable legal requirements can lead to federal seizure of violating products, injunctive actions brought by the federal government and potential criminal and civil liability on part of a company and its officers and employees. Argyll Biotech’s or Immunosyn’s failure to satisfy any of these legal requirements prior to attempting to market or distribute any products will place the Company and its resources and assets at substantial risk.
Immunosyn has limited sales and marketing capability and may not be successful in selling or marketing any products.
     Immunosyn currently has no sales and marketing capability. The creation of infrastructure to commercialize medical products is a difficult, expensive and time-consuming process. Immunosyn may not be able to establish direct or indirect sales and distribution capabilities anywhere in the world or be successful in gaining market acceptance for any products, including SF-1019.
Some of the concepts that are inherent in Argyll Biotech’s technologies have been known, in various forms, for several years, and at least one other party is developing similar drug products based on those concepts which, if approved for human use, may adversely affect Immunosyn’s exclusive license from Argyll Biotech.
     Some of the basic biochemistry behind SF-1019, specifically the concept of using extracts from caprine serum, is in the public domain. Because the basic biochemistry may be in the public domain, third parties may be developing similar technologies and techniques which would compete with SF-1019. Argyll Biotech is aware of at least one potential competitor, Daval, which is developing and/or marketing a product extracted from caprine serum in the United Kingdom. Neither Argyll Biotech nor Immunosyn can determine whether any other entities have made similar progress with this biochemistry or if another competitor is currently poised to enter the market with a competing product. In the event that this does occur, the value of Immunosyn’s exclusive license from Argyll Biotech may be severely diminished.
Third parties may assert claims against Argyll Biotech and the Company for infringement of patents and other intellectual property rights, which could harm our business.
     Parties not affiliated with either Immunosyn or Argyll Biotech have obtained or may obtain United States or foreign patents or possess or may possess proprietary rights relating to products being developed or to be developed by Immunosyn or Argyll Biotech. Patents now in existence or hereafter issued to others may adversely affect the development or commercialization of products developed or to be developed by Immunosyn or Argyll Biotech. Further, Immunosyn’s or Argyll Biotech’s activities may infringe patents owned by others. Under its exclusive license agreement, Argyll Biotech is obligated to defend Immunosyn against charges of infringement that refer, relate or pertain to Immunosyn’s marketing, sale and distribution of SF-1019. Immunosyn and Argyll Biotech could incur substantial costs in defending infringement suits brought against them or in asserting any infringement claims against others, which they may not have the funds or insurance to cover.
     The concept of using extracts from caprine serum to treat Acquired Immune Deficiency Syndrome (AIDS), as well as other diseases, was pioneered by Dr. Gary R. Davis. A number of applications and provisional applications for patents have been filed on his behalf, including at least two provisional applications whose status as of the date of this report is undetermined. Dr. Davis has executed a Technology Assignment Agreement in favor of Argyll Biotech that purportedly transfers all of his rights in his intellectual property related to the development of treatments for AIDS. However, Argyll Biotech is also aware of previous assignments by Dr. Davis to third parties covering his intellectual property, and Argyll Biotech has not determined to what extent those assignments conflict with or render Dr. Davis’ agreement with Argyll Biotech invalid.
     Argyll Biotech is aware of the existence of several pending patent applications by a prospective competitor, Daval, based on work previously conducted by some of Argyll Biotech’s scientific consultants. It is the Company’s belief that the invention disclosed in the 603 Application licensed by Argyll Biotech is different from what is described in these disclosures, regardless of whether these disclosures describe patentable inventions. As of the date of this report, Argyll Biotech has not received an opinion of non-infringement with respect to these patent claims nor has any analysis been conducted to determine whether any of these disclosures, or the prior work by Dr. Davis, cover Argyll Biotech’s development, manufacture or sale of SF-1019.
     On or about July 27, 2006, Daval, filed suit in the High Court of Justice, Chancery Division in London, England against Argyll Biotech and five of Argyll Biotech’s research scientists and others, including Douglas McClain, Sr., seeking an injunction and damages or an account of profits based on allegations of breach by the scientists and Mr. McClain of confidentiality agreements with Daval, breaches by such persons of their fiduciary duties and conspiracy by Argyll Biotech and certain of its shareholders to wrongfully disclose and use Daval’s trade secrets. Argyll Biotech is investigating the merits of the suit and the basis of its defenses including, among other grounds, that one of the active ingredients in SF-1019 disclosed in Argyll Biotech’s 603 Application is based on independent research by Argyll Biotech’s research scientists, and the method of producing SF-1019 is materially different from Daval’s process. Immunosyn is not involved in this litigation.
     Immunosyn could incur substantial costs in connection with any suits relating to matters for which it may agree to indemnify Argyll Biotech. An adverse outcome in any litigation could have a material adverse effect on Immunosyn’s ability to market and distribute products or on Argyll Biotech to utilize relevant patents in the future. In addition, Argyll Biotech or Immunosyn could be required to obtain licenses under patents or other proprietary rights of third parties. These licenses may not be made available on terms acceptable to Argyll Biotech and Immunosyn, or at all. If Argyll Biotech or Immunosyn is required to, and does not obtain any required licenses, Argyll Biotech or Immunosyn could be prevented from, or encounter delays in, developing, manufacturing or marketing SF-1019 or other products.
SF-1019 and other products which may be marketed and distributed by the Company may be subject to recall which would likely harm our business.
     If SF-1019 is approved for distribution and Immunosyn is successful in marketing SF-1019, product recalls may be issued at Immunosyn’s or Argyll Biotech’s discretion or by the FDA, the Federal Trade Commission or other government agencies having regulatory authority over distribution and sales of pharmaceutical products. The Company’s products may need to be recalled due to disputed labeling claims, manufacturing issues, quality defects, or other reasons. Under its exclusive license agreement, Argyll Biotech is responsible for costs and activities relating to any recall of SF-1019, and must defend, indemnify and hold Immunosyn harmless for, from and against damages associated with those recalls. Product recalls, if any in the future, may harm Argyll Biotech and Immunosyn’s reputations and cause Argyll Biotech and Immunosyn to lose opportunities or customers, or force Argyll Biotech and Immunosyn to pay refunds. Immunosyn does not carry any insurance to cover the risk of potential product recall. Any product recall will have a material adverse affect on Argyll Biotech and Immunosyn, their prospects, financial condition and results of operations.
Argyll Biotech and Immunosyn may face exposure from product liability claims and product liability insurance may not be available or may not be sufficient to cover the costs of liability claims related to their technologies or products.
     If Immunosyn has a product in distribution, Argyll Biotech and Immunosyn will face exposure to product liability claims if the use of SF-1019 is alleged to have resulted in adverse effects to users of such products related to those technologies. Product liability claims may also be brought by clinical trial participants, although to date, no such claims have been brought against Argyll Biotech and neither Argyll Biotech nor Immunosyn have any knowledge of any such pending claims. If any such claims were brought against Immunosyn or Argyll Biotech, the cost of defending such claims may adversely affect Immunosyn’s or Argyll Biotech’s business.
     Regulatory approval for commercial sale of SF-1019 or any other products that the Company intends to market and distribute does not mitigate product liability risks. Any precautions that Argyll Biotech or Immunosyn takes may not be sufficient to avoid significant product liability exposure. Although Argyll Biotech anticipates obtaining product liability and clinical trials insurance on their technologies and products at levels with which their management deems reasonable, no assurance can be given that this insurance will cover any particular claim or that Argyll Biotech has or will have obtained an appropriate level of liability insurance coverage for development activities.
     If SF-1019 is brought to market, Argyll Biotech and Immunosyn intend to seek up to $3 million per year, claims-made product liability insurance coverage. However, such coverage may not be adequate. In the future, adequate insurance coverage or indemnification by collaborative partners may not be available in sufficient amounts, or at acceptable costs, if at all.
     To the extent that product liability insurance, if available, does not cover potential claims, Argyll Biotech and Immunosyn will be required to self-insure the risks associated with those claims. The successful assertion of an uninsured product liability or other claim against Argyll Biotech or Immunosyn could limit their ability to market and distribute any products or could cause monetary damages. In addition, future product labeling may include disclosure of additional adverse effects, precautions and contra indications, which may adversely impact product sales.
If Argyll Biotech loses key management or scientific staff, or if Immunosyn or Argyll Biotech are unable to protect their respective rights in their trade secrets, the Company’s business will suffer.
     Immunosyn is entirely dependent on Argyll Biotech’s scientific consultants for continuation and completion of all testing and development of SF-1019. Argyll Biotech’s scientific consultants and advisory staff members have accepted profit and incentive packages and formal consulting arrangements have been either accepted or are under negotiation. Such persons maintain positions of management and are responsible for all drug development activities relating to SF-1019 and have been instrumental in the development and maintenance of key relationships within the scientific research and medical communities as well as with inventors, co-development partners and others. Nonetheless, Immunosyn has no management or other control over those persons or any of their activities, and their failure to accomplish any goals established for Argyll Biotech or Immunosyn will substantially and adversely affect Immunosyn’s business prospects.
          Immunosyn and Argyll Biotech also rely upon the maintenance of trade secret protection for confidential and proprietary information. Others may independently develop substantially equivalent proprietary information and techniques or gain access to both our trade secrets or disclose Argyll Biotech’s proprietary technology. Immunosyn and Argyll Biotech may not be able to meaningfully protect their trade secrets, which could limit Immunosyn’s ability to benefit from its exclusive license to market and distribute SF-1019 for its intended uses.
          Immunosyn requires, and has been informed that Argyll Biotech requires, their respective employees, consultants, members of the scientific advisory board and parties to collaborative agreements to execute confidentiality agreements upon the commencement of employment or consulting relationships. These agreements may not provide meaningful protection of relevant trade secrets or adequate remedies in the event of unauthorized use or disclosures of confidential and proprietary information.
The Company’s management and internal systems might be inadequate to handle its potential growth.
          The Company’s success will depend in significant part on the development of its operations and the effective management of growth. Any growth will place a significant strain on the Company’s systems and resources. To manage future growth, the Company’s management must build operational and financial systems and expand, train, retain and manage its employee base. The Company’s management may not be able to manage its growth effectively if its systems, procedures, controls and resources are inadequate to support operations. In such case, the Company’s expansion would be halted or delayed and the Company may lose its opportunity to gain significant market share or the timing with which it would otherwise gain significant market share. Any inability to manage growth effectively may harm the Company’s ability to institute its current or any subsequent business plans. The strain on the Company’s systems, procedures, controls and resources is further heightened by the fact that its executive office and the operational development facilities of Argyll Biotech are located in separate time zones, namely, San Diego, California, Hardwick, Massachusetts, and London, England.
To the extent that Argyll Biotech and the Company have international operations, it will be subject to risks associated with conducting business in foreign countries.
          The Company expects to have rights to market, distribute and sell SF-1019 in territories outside of the United States to the extent that SF-1019 will be approved by local regulatory authorities for distribution in such territories. To the extent that it develops these international operations, the Company and Argyll Biotech will be subject to the risks of conducting business in foreign countries including:
•	difficulty in establishing or managing distribution relationships;

•	different standards for the development, use, packaging, pricing and marketing of products and technologies;

•	inability to locate qualified local employees, partners, distributors and suppliers;

•	the potential burden of complying with a variety of foreign laws, trade standards and regulatory requirements, including the regulations of pharmaceutical products and treatment and foreign intellectual property laws and regulations; and

•	general geopolitical risks, such a political and economic instability, changes in diplomatic and trade relations, and foreign currency risks.
          The Company does not expect to engage in forward currency transactions, which means that the Company may be susceptible to fluctuations in the United States dollar against foreign currencies.
Clinical trials for SF-1019 will be expensive and time consuming, and their outcome is uncertain. Any delay or other factor which negatively affects Argyll Biotech’s ability to fund clinical trials will adversely affect the Company’s operations and revenues.
          Before obtaining regulatory approval for the commercial sale of a product, Argyll Biotech must demonstrate through pre-clinical testing and clinical trials that SF-1019 is safe and effective for use in humans. Conducting clinical trials is a lengthy, time-consuming and expensive process. The proceeds received by Argyll Biotech from sale of the Common Stock issued by Immunosyn in payment for the exclusive license are anticipated to pay only a minor part of these expenses, and it is almost certain that those proceeds will not be adequate to cover the entire amount of testing and trials that will be required. In addition, we cannot assure that such license fees will be utilized to pay for clinical trials for SF-1019. In addition, regulatory authorities may require additional clinical trials, which could result in increased costs and significant development delays.
          Completion of clinical trials for any product, including SF-1019, will generally take several years or more. The length of time varies substantially according to the type, complexity, novelty and intended use of the product candidate. Argyll Biotech’s commencement and rate of completion of clinical trials may be delayed or affected by many factors, including:
•	inability of vendors to manufacture sufficient quantities of materials for use in clinical trials;

•	slower than expected rate of patient recruitment of variability in the number and types of patients in a study;

•	inability to adequately follow patients after treatment;

•	safety issues, side effects or other adverse effects;

•	lack of efficacy during the clinical trials; and

•	government or regulatory delays.
          Any delay in the commencement or completion of testing and trials will result in additional delays in Immunosyn’s ability to market and distribute SF-1019, which will adversely affect Immunosyn’s ability to generate any revenues.
SF-1019 or its variants may never be successfully commercialized.
          SF-1019 or its variants are not expected to be available for sale for at least two years, if at all. Potential products that appear to be promising at early stages of development may not reach the market for a number of reasons, including:
•	discovery during pre-clinical testing or clinical trials that the products are ineffective or cause harmful side effects;

•	failure to receive necessary regulatory approvals;

•	inability to manufacture on a large or economically feasible scale;

•	failure to achieve market acceptance; and

•	preclusion from commercialization due to proprietary rights of third parties.
          Any products and technologies, including SF-1019, developed by Argyll Biotech will require extensive additional development, including pre-clinical testing and clinical trials, as well as regulatory approvals, prior to commercialization. Argyll Biotech’s product development efforts may not be successful; may fail to receive required regulatory approvals from United States or foreign authorities for any indication; and any products, if introduced, may not be capable of being produced in commercial quantities at reasonable costs or being successfully marketed. The failure of Argyll Biotech’s research and development activities to result in any commercially viable products or technologies would materially adversely affect Immunosyn’s future prospects, as those prospects are linked entirely to Argyll Biotech’s success through the exclusive license between the two companies.
The industry in which we operate is subject to extensive government regulation and SF-1019 require regulatory approvals, which makes it more expensive for us and Argyll Biotech to operate our businesses.
          Virtually all aspects of Immunosyn’s and Argyll Biotech’s business are regulated by federal and state statutes and governmental agencies in the United States and other countries. Failure to comply with applicable statutes and government regulations could have a material adverse affect on Immunosyn’s and Argyll Biotech’s ability to develop and sell SF-1019, which will have a negative impact on Immunosyn’s cash flow. The development, testing, manufacturing, processing, quality, safety, efficacy, packaging, labeling, record-keeping, distribution, storage and advertising of pharmaceutical products, and disposal of waste products arising from these activities, are subject to regulation by one or more federal agencies. These activities are also regulated by similar state and local agencies and equivalent foreign authorities. Even if regulatory approval is obtained, a marketed product, its manufacturer and its manufacturing facilities are subject to continual review and periodic inspections. Subsequent discovery of previously unknown problems with a product, manufacturer or facility may result in restrictions on the product or manufacturer, including withdrawal of the product from the market.
          The regulatory requirements applicable to any product may be modified in the future. Immunosyn cannot determine what effect changes in regulations or statutes or legal interpretations may have on its or Argyll Biotech’s business in the future. Regulatory changes could require modifications to manufacturing methods, expanded or different labeling, the recall, replacement or discontinuation of certain products, additional record keeping and expanded documentation of the properties of certain products and scientific substantiation. Any changes or new legislation could have a material adverse effect on Argyll Biotech’s or Immunosyn’s ability to develop and sell SF-1019 and therefore, generate revenue and cash flow.
          Even after Argyll Biotech expends substantial resources on research, clinical development and the preparation and processing of regulatory applications, it may not be able to obtain regulatory approval for any of the products that Immunosyn intends to license from it. Moreover, regulatory approval for marketing a proposed pharmaceutical product in any jurisdiction may not result in similar approval in other jurisdictions. The failure to obtain and maintain regulatory approvals for SF-1019 would have a material adverse effect on Immunosyn’s ability to distribute and sell products and, therefore, generate revenue and cash flow.
Risks Related to the Company’s Securities
There is not now nor may there ever be an active market for the Company’s Common Stock.
     There is currently no market at all for the Company’s Common Stock. Further, although the Company is seeking to have its Common Stock quoted on the “Pink Sheets,” it can provide no assurances that its Common Stock will ever be quoted on the “Pink Sheets,” particularly during such time as the SEC has open subpoenas for documents from the Company and/or its affiliates. Even if the Company’s Common Stock becomes quoted on the “Pink Sheets,” the Company expects that trading on such exchange will be light or sporadic at best. At any given time, several days or weeks may elapse with no trading whatsoever of the Common Stock. The Company is providing no assurances of any kind or nature whatsoever that an active market for its Common Stock will ever develop. Any investor in the Company should understand that there may be no alternative exit strategy for them to recover or liquidate their investments in the Common Stock. Accordingly, investors must be prepared to bear the entire economic risk of an investment in the Common Stock for an indefinite period of time.
     Additional uncertainty will be experienced with respect to the price of the Common Stock because the Company is a biotechnology entity and the market price of the securities of biotechnology companies is especially volatile. If the Company’s operations do not develop and its revenues do not grow or grow more slowly than the Company anticipates, if operating or capital expenditures exceed the Company’s expectations and cannot be adjusted accordingly or if some other event adversely affects the Company, the market price of its Common Stock will decline.
Even if the Company were to become a “Pink Sheets” Company, it may not be able to attract the attention of major brokerage firms or securities analysts.
     Security analysts and major brokerage houses may not provide coverage of the Company, given that its potential “Pink Sheets” status would provide little or no incentive to recommend the purchase of its Common Stock. The Company may also not be able to attract any brokerage houses to conduct secondary offerings and other capital raising transactions with respect to its securities. The Company’s business and ability to continue as a going concern would be adversely affected if it is unable to raise funds.
Immunosyn is making no representations and is providing no assurances that its Common Stock will become listed on the American Stock Exchange, NASDAQ, the Boston Stock Exchange or any other securities exchange.
     The Company anticipates that it may in the future seek to list its Common Stock on the American Stock Exchange, Nasdaq Capital Market or the Boston Stock Exchange. The Company is making no representations nor providing any assurances that it will ever be able to meet the initial listing standards of those or any other stock exchange. Prior to the listing of the Company’s stock on any stock exchange, the Company seeks to have its non-restricted free trading Common Stock eligible to trade on the “Pink Sheets,” although it can provide no assurances that is Common Stock will ever be quoted on the “Pink Sheets.” The investors may find it difficult to dispose of shares or to obtain accurate quotations as to the market value of the Common Stock when it is trading there. In addition, the Company may be subject to an SEC rule (Rule 15c2-11) (the so-called penny stock rules) that imposes various requirements on broker-dealers who sell securities governed by the rule to persons other than established customers and accredited investors. The requirement that broker-dealers comply with this rule will deter broker-dealers from recommending or selling the Company’s Common Stock, thus further adversely affecting the liquidity and share price of the Common Stock, as well as the Company’s ability to raise additional capital.
Immunosyn has never paid dividends and has no plans to pay dividends at any time in the near or distant future.
     Immunosyn has never paid dividends on its capital stock, and the Company does not anticipate paying any dividends for the foreseeable or distant future. The Company’s present business plan does not include, for the foreseeable future and beyond, any payments of dividends to stockholders. Stockholders’ sole strategy for any return on their investments will be the potential for the increase in the value of their stock and the possibility of liquidating their stock positions.
Item 2. Description of Property.
     The Company has been provided with rent-free office space for two executive offices under a monthly oral agreement with no specific term from its affiliate and shareholder, Argyll Equities LLC (“Argyll Equities”). It is uncertain how long Argyll Equities will continue providing office space or on what terms space will continue to be provided to the Company in the future. At present, we do not require dedicated office space. We believe that our existing facilities are adequate for our current needs and that additional space will be available as needed.
Item 3. Legal Proceedings.
     Pursuant to a subpoena dated January 20, 2006 issued by the Securities and Exchange Commission (“SEC”) to an affiliate of Argyll Biotech in proceedings captioned In the Matter of Directors Financial Group, Ltd. and In The Matter of Prime Bank Securities, and pursuant to two subpoenas issued by the SEC to affiliates of Argyll Biotech on March 30, 2006 in a proceeding captioned In The Matter of The Argyll Group, LLC, the Company and its affiliates have been asked to produce all documents concerning a wide variety of topics including many related directly to a prior licensee of SF-1019, Nurovysn Merger Corporation. Pursuant to a third subpoena dated December 15, 2006 issued by the SEC to the Company, the Company has been asked to produce documents concerning private placements of the Company’s stock and other matters disclosed in this report. The Company and its affiliates are actively cooperating with the SEC and have produced or are producing documents responsive to these subpoenas. Although Immunosyn’s affiliates believe they have complied and Immunosyn intends to comply with the SEC’s subpoenas, there can be no assurance that the Company or the Company’s affiliates will not be found liable for one or more violations of law which could expose the Company or the Company’s affiliates, including Argyll Biotech, to liability for fines and penalties, as well as injunctive or other sanctions that might prohibit or restrict the Company’s or Argyll Biotech’s ability to proceed with financing its operations or listing its Common Stock.
     On or about July 27, 2006, Daval International Limited, a UK corporation (“Daval”), filed suit in the High Court of Justice, Chancery Division in London, England against Argyll Biotech and five of Argyll Biotech’s research scientists and others, including Douglas McClain, Sr., seeking an injunction and damages or an account of profits based on allegations of breach by the scientists and Mr. McClain of confidentiality agreements with Daval, breach by such persons of their fiduciary duties and conspiracy by Argyll Biotech to wrongfully disclose and use Daval’s trade secrets. Argyll Biotech is investigating the merits of the suit and the basis of its defenses including, among other grounds, that one of the active ingredients in SF-1019 disclosed in Argyll Biotech’s 603 Application is based on independent research by Argyll Biotech’s research scientists and the method of producing SF-1019 is materially different from Daval’s process. Immunosyn is not a party to this litigation.

Item 4. Submission of Matters to a Vote of Security Holders.
     None.
PART II
Item 5. Market for Common Equity and Related Stockholder Matters.
Market for Common Equity
     There is no public trading market for our securities. As of March 28, 2007, 425,000,000 shares of our Common Stock were authorized for issuance, 272,000,000 shares of Common Stock were issued and outstanding and there were approximately 26 holders of record of our Common Stock. As of March 28, 2007, 25,000,000 shares of our Preferred Stock were authorized for issuance and no shares of Preferred Stock were issued and outstanding.
Dividends
     The Company has not paid any dividends on its capital stock and does not expect to pay dividends for the foreseeable future.
Recent Sales of Unregistered Securities
     Between August 3, 2006 and August 31, 2006, the Company sold 125,000,000 shares of its Common Stock to accredited investors for the aggregate offering price of $12,500. On September 28, 2006, the Company issued 147,000,000 shares of its Common Stock to Argyll Biotech in connection with the execution of an exclusive license agreement.
     No underwriting discounts or commissions were paid in connection with the private offerings described above. The private offerings were conducted in reliance upon the exemption provided by Rule 506 of Regulation D promulgated under Section 4(2) of the Securities Act of 1933, as amended, based on the following factors: the Company did not use general solicitation or advertising to market the securities; the Company sold securities only to accredited investors who were provided with sufficient information; the Company was available to answer questions by prospective purchasers; and the purchasers received restricted securities.
Item 6. Plan of Operation
Overview
     Immunosyn is a development stage company that was formed in August 2006 and is headquartered in La Jolla, California. In September 2006, it executed an exclusive license agreement with an affiliated company, Argyll Biotech, in exchange for 147,000,000 shares of its Common Stock. Pursuant to the terms of the license agreement, the Company has an exclusive worldwide license to market, distribute and sell a biopharmaceutical drug product, currently referred to as SF-1019, for treatment of CIDP, diabetic neuropathy and diabetic ulcers, subject to the receipt of appropriate regulatory approval in each jurisdiction where SF-1019 will be marketed. Under the terms of its exclusive license, Immunosyn also has a right of first offer to extend its exclusive license to include variants of SF-1019 that may be approved by various regulatory authorities for treatment of other diseases and pathologies. Argyll Biotech is responsible for all research and product development, clinical testing, regulatory approvals, production and product support.
     As a sales, marketing, and distribution channel for SF-1019, Immunosyn’s primary business strategy is to build a sales and marketing force and related resources so that if SF-1019 is approved for human use it can be sold; and secondly, to increase awareness and acceptance of SF-1019 in the CIDP and diabetes treatment communities.
     As of the date of this report, we have no revenue or operations. Our ability to obtain additional funding will determine our ability to continue as a going concern. We have one principal asset, our exclusive license from Argyll Biotech, and two part-time employees. We do not expect to commence full scale operations or generate revenues unless and until Argyll Biotech completes development and obtains regulatory approval for SF-1019. Since incorporation, we have not made any significant purchases or sale of assets, nor have we been involved in any mergers, acquisitions or consolidations.
Plan of Operation
     At December 31, 2006, the Company had an accumulated deficit of $155,763 and a working capital deficit of $145,405. Based on its current cash balance, management believes the Company cannot attract individuals to fill permanent key management positions and cannot build its operations. Currently, an affiliated company provides general and administrative support services to the Company on a part-time basis, without charge. The Company believes that a public market for its Common Stock will enable it to attract funding for its operations and offer stock-based compensation to hire personnel to fill the key positions necessary to commence operations. Accordingly, the Company needs additional financing to continue its operations and may raise funds in the future privately or publicly. The Company is seeking to list its Common Stock on the “Pink Sheets,” although it can provide no assurance that it will ever be able to do so.
     The Company intends to raise working capital through one or more financings to meet the following requirements:
• hiring staff, including a full-time CFO, a controller and five sales and marketing personnel as well as a full-time CEO;
• purchasing capital equipment, including securing its principal offices, both executive and sales, and distribution facilities;
• monitoring the progress of the research and development effort conducted by Argyll Biotech;
• developing a marketing plan for the sale and distribution of SF-1019;
• hiring industry consultants to assist in developing a channel strategy for sales and marketing of SF-1019, including direct sales, third party distributors, and strategic partnerships; and
• developing market awareness in the medical community and educating those effected with CIDP, diabetic neuropathy and diabetic ulcers.
     The Company requires substantial future sources of capital in order to meet such anticipated expenditures and to continue its operations during the period Argyll Biotech seeks regulatory approval from the FDA and foreign regulatory authorities. The Company currently anticipates this process to be between three and five years and the amount of funds required to be between $14 million and $24 million.

The Company believes that significant funding will be required to provide adequate sources of working capital during that period. There can be no assurance that the Company will be able to raise any or all the capital required for its operations. Failure to obtain future financing will require the Company to delay or substantially curtail its operations or close its business, resulting in a material adverse effect on the Company.
Off Balance Sheet Arrangements
     None.
Item 7. Financial Statements

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors
Immunosyn Corporation
(a Development Stage Company)
La Jolla, California
We have audited the accompanying balance sheet of Immunosyn Corporation (a Development Stage Company) as of December 31, 2006 and the related statements of operations, cash flows and changes in stockholders’ equity for the period from August 3, 2006 (inception) through December 31, 2006. These financial statements are the responsibility of Immunosyn’s management. Our responsibility is to express an opinion on these financial statements based on our audit.
We conducted our audit in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.
In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Immunosyn Corporation as of December 31, 2006, and the results of its operations and its cash flows for the period described in conformity with accounting principles generally accepted in the United States of America.
The accompanying financial statements have been prepared assuming that Immunosyn will continue as a going concern. As discussed in Note 2 to the financial statements, Immunosyn suffered losses from operations which raises substantial doubt about its ability to continue as a going concern. Management’s plans regarding those matters also are described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.
Malone & Bailey, PC
www.malone-bailey.com
Houston, Texas
March 23, 2007

Immunosyn Corporation
(A Development Stage Company)
BALANCE SHEET
December 31, 2006

ASSETS
Cash	$9,232

Total current assets	9,232

Other assets	2,142
License rights	400,000

Total assets	$411,374

LIABILITIES & SHAREHOLDERS’ EQUITY

Accrued liabilities	$14,046
Advances from affiliates	140,591

Total current liabilities	154,637

Commitments and contingencies	—

SHAREHOLDERS’ EQUITY
Common stock, $.0001 par value, 425,000,000 shares authorized, 272,000,000 issued and outstanding	27,200
Additional paid-in capital	385,300

Deficit accumulated in the development stage	(155,763)

Total shareholders’ equity	256,737

Total liabilities & shareholders’ equity	$411,374

See accompanying summary of accounting policies
and notes to financial statements.

Immunosyn Corporation
(A Development Stage Company)
STATEMENT OF OPERATIONS
Period from August 3, 2006 (Inception) Through December 31, 2006

Selling, general and administrative expenses	$155,763

Total expenses	155,763

Net loss	$(155,763)

Basic and diluted net loss per common share	$(0.00)

Weighted average common shares outstanding	216,140,000
See accompanying summary of accounting policies
and notes to financial statements.

Immunosyn Corporation
(A Development Stage Company)
STATEMENT OF CASH FLOWS
Period from August 3, 2006 (Inception) Through December 31, 2006

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(155,763)
Adjustments to reconcile net loss to cash used in operating activities:
Changes in:
Accrued liabilities	14,046
Other assets	(2,142)

NET CASH USED IN OPERATING ACTIVITIES	(143,859)

CASH FLOWS FROM FINANCING ACTIVITIES
Advances from affiliates	140,591
Sale of common stock	12,500

NET CASH PROVIDED BY FINANCING ACTIVITIES	153,091

NET CHANGE IN CASH	9,232
Cash balance, beginning of period	—

Cash balance, end of period	$9,232

SUPPLEMENTAL DISCLOSURES:
Cash paid for interest	$—
Cash paid for income taxes	$—

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Stock issued for license rights	$400,000
See accompanying summary of accounting policies
and notes to financial statements.

Immunosyn Corporation
(A Development Stage Company)
STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY
Period from August 3, 2006 (Inception) Through December 31, 2006

				Deficit
				Accumulated
			Additional	During
	Common		Paid-in	Development
	Shares	Stock	Capital	Stage	Totals
Balances at August 3, 2006	—	$—	$—	$—	$—

Proceeds from issuance of common stock	125,000,000	12,500	—	—	12,500

Stock issued for license agreement	147,000,000	14,700	385,300	—	400,000

Net loss	—	—	—	(155,763)	(155,763)

Balances at December 31, 2006	272,000,000	$27,200	$385,300	$(155,763)	$256,737

See accompanying summary of accounting policies
and notes to financial statements.

Immunosyn Corporation
(A Development Stage Company)
Notes To Financial Statements
Note 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Background
Immunosyn Corporation is a Delaware corporation formed August 3, 2006 and headquartered in La Jolla, California that granted an exclusive worldwide license to market, distribute and sell a biopharmaceutical drug product, currently referred to as SF-1019, for treatment of Chronic Inflammatory Demyelinating Polyneuropathy (“CIDP”), diabetic neuropathy and diabetic ulcers from an affiliated company, Argyll Biotechnologies, LLC (“Argyll Biotech”).
Cash and Cash Equivalents
For purposes of the statement of cash flows, Immunosyn considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.
Long-Lived Assets
Long-lived assets to be held and used are reviewed for impairment whenever events or changes in circumstances indicate that their carrying amount may not be recoverable. The carrying amount is not recoverable if it exceeds the sum of the undiscounted cash flows expected to result from the use and eventual disposition of the asset. If the carrying amount is not recoverable, an impairment loss is recognized for the amount by which the carrying amount of the asset exceeds its fair value.
Income Taxes
Deferred taxes are provided on a liability method whereby deferred tax assets are recognized for deductible temporary differences, and deferred tax liabilities are recognized for taxable temporary differences. Temporary differences are the differences between the reported amount of assets and liabilities and their tax bases. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.
Stock Options
Immunosyn accounts for stock options using the fair value method. Fair value is determined at the date of grant for employee options and at the date at which the grantee’s performance is complete for non-employee options. Compensation cost is recognized over the vesting period based on the fair value of the options. The fair value of the options is calculated using the Black-Scholes option pricing model.
Basic and Diluted Net Loss per Share
Basic and diluted net loss per share calculations are presented in accordance with Financial Accounting Standards Statement 128, and are calculated on the basis of the weighted average number of common shares outstanding during the year. They include the dilutive effect of common stock equivalents in years with net income. Basic and diluted loss per share are the same due to the absence of common stock equivalents.
Estimates
The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.
Recent Accounting Pronouncements
Immunosyn does not expect any recent accounting pronouncements to have a material effect on its financial position or results of operations.
Note 2. GOING CONCERN UNCERTAINTY
The accompanying financial statements have been prepared assuming that Immunosyn will continue as a going concern. Immunosyn was formed in August 2006 with an initial source of financing from issuance of common stock and an advance from an affiliate. As shown in the financial statements, Immunosyn had an accumulated deficit of $155,763 and a working capital deficit of $145,405 as of December 31, 2006 which is considered insufficient to fund operations over the next 12 months. Management is trying to raise additional capital through sales of common stock as well as seeking financing from third parties. These conditions raise substantial doubt about Immunosyn’s ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.
Note 3. LICENSE RIGHTS
Grant of Rights
Under the terms of the license agreement executed on September 28, 2006, Immunosyn was granted the exclusive worldwide right to market, distribute, sell and promote SF-1019 for treatment of CIPD, diabetic neuropathy and diabetic ulcers by Argyll Biotech, in exchange for 147,000,000 shares of the common stock of the Company. Argyll Biotech also licensed its trademarks and granted Immunosyn a right of first offer to enter into additional license agreements for other uses of SF-1019 and its variants and cognates. Argyll Biotech purchased a group of patents for $5,000,000 and licensed one of those patents to Immunosyn. Also, during the first five years of the term of the license agreement, Immunosyn has the right to enter into partnering arrangements with Argyll Biotech for development of other novel drug treatment products.
Development and Regulatory Matters
Argyll Biotech anticipates that it will commence clinical trials and studies of SF-1019 and prepare and submit all filings required for regulatory approval of that product for treatment of CIPD, diabetic neuropathy and diabetic ulcers, both in the United States and in other countries that are targeted for distribution and sale of the product. Argyll Biotech is required to submit periodic written reports to Immunosyn to document its efforts toward procuring such regulatory approval, as well as clinical budgets and plans for each year during which development efforts are conducted. Argyll Biotech retains full responsibility for preparation and implementation of all trial protocols and regulatory activities and for all costs associated with those activities.
Distribution and Promotion
Immunosyn assumes full responsibility to promote and sell SF-1019 for its approved uses. To accomplish this, Immunosyn plans to develop a sales force, and an order processing and distribution network for each country in which regulatory approval of SF-1019 is granted. Immunosyn plans to develop full marketing plans for each such country, although Argyll Biotech will retain a right to participate in all marketing and promotion activities. Each party is responsible for its own costs associated with these activities.

License Fees
As consideration to Argyll Biotech for the rights granted to Immunosyn under the agreement, Immunosyn issued 147,000,000 shares of common stock to Argyll Biotech. If and to the extent the proceeds received by Argyll Biotech from the disposition of such shares of Immunosyn’s common stock issued are insufficient to fund Argyll Biotech’s budget for obtaining regulatory approval for sale of SF-1019 in the U.S and U.K, Immunosyn will be required to pay a royalty to Argyll Biotech equal to three and one-half per cent (3-1/2%) of Immunosyn’s gross receipts from sales of SF-1019 until Argyll Biotech’s development costs have been reimbursed in full.
Payments and Reports
Argyll Biotech is not obligated to provide any accounting for its use of proceeds, nor does Immunosyn have any audit rights to inspect Argyll Biotech’s use of the license proceeds. Immunosyn is required to submit periodic sales reports to Argyll Biotech, which will be utilized to determine the amount of royalties that are payable, if any, to complete payment of the license fee.
Manufacture and Supply
Argyll Biotech retains responsibility for manufacturing and supplying all of Immunosyn’s requirements of SF-1019. Argyll Biotech plans to sell quantities of the product to Immunosyn at a price per dose that is below the anticipated market or reimbursement price per dose of the product. The exact product price is not specified in the license agreement, and will be the subject of future negotiations once Argyll Biotech’s cost of production is determined. Argyll Biotech shall also confirm through testing and other programs that the commercial quantities of SF-1019 that it manufactures are fully compliant with all manufacturing and laboratory standards applicable to drug products which are intended for use in humans.
Ownership; Patents and Trademarks
Argyll Biotech retains full ownership of its intellectual property, including intellectual property that is jointly-developed by the parties. Argyll Biotech must take reasonable steps to protect its intellectual property from third-party infringement, and to defend Immunosyn against charges of infringement that refer, relate or pertain to Immunosyn’s marketing, sale and distribution of SF-1019.
Publication and Confidentiality
Argyll Biotech and Immunosyn must collaborate on all publications of scientific or medical reports relating to either company’s business, operations, research and development or clinical trial results.
Recall and Indemnification
Argyll Biotech retains full responsibility for costs and activities relating to any recall of SF-1019, and is required to defend, indemnify and hold Immunosyn harmless for, from and against damages associated with those recalls.
Term and Termination
The license agreement is in full force and effect for as long as any patent coverage remains in place for SF-1019 in any country. Either party may terminate the agreement only on account of an uncured material breach by the other party. Immunosyn may terminate the agreement if a non-rebuttable regulatory or patient safety issue is raised, in which event all remaining license fee obligations will immediately be cancelled. Any fees paid prior to termination are non-refundable.
Valuation
The license rights are being recorded at Argyll Biotech’s cost basis of the underlying patents licensed to Immunosyn due to Argyll Biotech being a related party.

Note 4. ADVANCES FROM AFFILIATES
Immunosyn was advan ced $140,591 from Argyll Equities, LLC who together with an affiliated company, Argyll Biotech, owns 60% of Immunosyn’s common stock. These advances are unsecured and will be repaid on demand. No interest expense was accrued.
Note 5. STOCKHOLDERS’ EQUITY
Stock Options
Immunosyn has adopted a stock option plan for employees, outside consultants, and directors. There are 5,000,000 common shares available for grant under the plan. The plan allows for incentive options with exercise prices of at least 100% of the fair market value of Immunosyn’s common stock and nonqualified options with exercise prices of at least 85% of the fair market value of Immunosyn’s common stock.
Immunosyn accounts for stock options using the fair value method. Fair value is determined at the date of grant for employee options and at the date at which the grantee’s performance is complete for non-employee options. Compensation cost is recognized over the vesting period based on the fair value of the options. The fair value of the options is calculated using the Black-Scholes option pricing model.
No options have been granted as of March 9, 2007.
Note 6. COMMITMENTS AND CONTINGENT LIABILITIES
Pursuant to a subpoena dated January 20, 2006 issued by the Securities and Exchange Commission to an affiliate of Argyll Biotech in proceedings captioned In the Matter of Directors Financial Group, Ltd. and In The Matter of Prime Bank Securities, and pursuant to subpoenas issued by the SEC to affiliates of Argyll Biotech on March 30, 2006 and to Immunosyn on December 15, 2006 in a proceeding captioned In The Matter of The Argyll Group, LLC, Immunosyn and its affiliates have been asked to produce all documents concerning a wide variety of topics including many related directly to Immunosyn. Immunosyn and Argyll Biotech’s affiliates are actively cooperating with the SEC and producing documents responsive to these subpoenas.
On or about July 27, 2006, Daval International Limited filed suit in the United Kingdom, in the High Court of Justice, Chancery Division, against Argyll Biotech and five of Argyll Biotech’s research scientists seeking an injunction and damages based on allegations of breach by the scientists of confidentiality agreements with Daval and conspiracy by Argyll Biotech to wrongfully disclose and use Daval’s trade secrets. Argyll Biotech is investigating the merits of the suit and evaluating its defenses on the basis that, among other grounds, Argyll Biotech’s product and method of producing SF-1019 is fundamentally different than that used by Daval.
Immunosyn has been provided with rent-free office space for two executive offices under a monthly oral agreement with no specific term from its affiliate and shareholder, Argyll Equities LLC. It is uncertain how long Argyll Equities will continue providing office space or on what terms space will continue to be provided to Immunosyn in the future. At present, Immunosyn does not require dedicated office space.

Item 8.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.
     None.

Item 8A.	Controls and Procedures.
Controls and Procedures
     The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed by the Company in reports it files or submits under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to the Company’s management, including the Company’s Chief Executive Officer and Chief Financial and Accounting Officer, as appropriate, to allow timely decisions regarding required disclosures. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. As of the end of the period covered by this report, and under the supervision and with the participation of management, including its Chief Executive Officer and Chief Financial and Accounting Officer, management evaluated the effectiveness of the design and operation of these disclosure controls and procedures. Based on this evaluation and subject to the foregoing, the Company’s Chief Executive Officer and Chief Financial and Accounting Officer concluded that the Company’s disclosure controls and procedures were effective in reaching a reasonable level of assurance of achieving management’s desired controls and procedures objectives.
     As part of a continuing effort to improve the Company’s business processes management is evaluating its internal controls and may update certain controls to accommodate any modifications to its business processes or accounting procedures.
Changes in Internal Controls
     During the year ended December 31, 2006, there have not been any changes in the Company’s internal controls that have materially affected or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 8B	Other Information.
     None.
PART III

Item 9.	Directors, Executive Officers, Promoters, Control Persons and Corporate Governance; Compliance with Section 16(a) of the Exchange Act.
     Set forth below is information regarding the Company’s current directors and executive officers. There are no family relationships between any of our directors or executive officers. The directors are elected annually by stockholders. The executive officers serve at the pleasure of the Board of Directors.

Name	Age	Title
D. Kent Norton	55	President and Chief Executive Officer, Director

Douglas McClain, Jr.	32	Chief Financial and Accounting Officer, Secretary, Director
D. KENT NORTON, J.D., President and Chief Executive Officer, Director
     Mr. Norton is 55 years of age and an attorney with 28 years of executive experience in various industries. Mr. Norton is our current President and Chief Executive Officer and has also served as a director of the Company since August 2006. Mr. Norton served as a senior manager of OK Foundation from November 1999 until May 2006, including Chief Executive Officer from April 2003 until May 2006, and Managing Director of The Sutherland Institute, a Utah-based public policy think-tank, since October 2005. Mr. Norton attended University of Utah and graduated magna cum laude in 1975 with a Bachelor of Science degree in Organizational Communications. He received his Juris Doctorate from the J. Reuben Clark Law School at Brigham Young University in 1978.
DOUGLAS MCCLAIN, JR., Chief Financial and Accounting Officer, Corporate Secretary, Director
     Mr. McClain is 32 years of age and a financial executive with 10 years of experience. In 2002, Mr. McClain co-founded Argyll Equities, LLC and its affiliates, a boutique private equity investment banking and corporate finance firm, where he serves as an executive officer and director. In 1999, he joined International Profit Associates, a business consulting firm, as a Senior Executive responsible for mergers and acquisitions, and corporate finance, where he was employed until 2001. Mr. McClain graduated with a Bachelor of Business Administration in finance from Mercer University’s Stetson School of Business and Economics in 1996.
Advisors and Consultants
     The following person is serving as an advisor to the Company:
     FRED G. JAGER – Mr. Jager is founder, president and chief executive officer of Hunter Wise Financial Group, LLC and Hunter Wise Securities, LLC. For three decades he has represented public and privately held companies throughout North America, and a successful advisor in middle-market corporate finance. Formerly president of Geneva Corporate Finance, Inc., Mr. Jager also founded Denver-based Jager & Company, Inc., which was the largest corporate finance firm of its kind in the Rocky Mountain region. He also was executive vice president of an investment banking firm in Northern California, and chief operating officer of one of the largest vocational educational companies in the world. A former intelligence officer, Mr. Jager has been a director on numerous public and private companies, is experienced business speaker and author of numerous published articles.
Code of Ethics
     The Company has adopted a code of ethics that applies to the Company’s principal executive officer, principal financial and accounting officer, or persons performing similar functions.
Corporate Governance
     Nominating Process

     The Company’s board of directors has no nominating committee. There are no material changes to the procedures by which security holders may recommend nominees to the Company’s board of directors.
     Audit Committee Financial Expert
     The Company does not have an audit committee or a compensation committee of its board of directors. In addition, the Company’s board of directors has determined that the Company does not have an audit committee financial expert serving on the board. When the Company develops its operations, it will create an audit and a compensation committee and will seek an audit committee financial expert for its board and audit committee. Until it has such committees and such an expert, the Company will not be able to list its stock on the major securities exchanges or the Nasdaq.
Item 10. Executive Compensation.
     It is anticipated that, subject to adequate funding of the Company’s operations, the Company’s President and Chief Executive Officer, D. Kent Norton, will receive base compensation of $300,000.00 per year. In addition, it is anticipated that the Company will provide Mr. Norton with normal and customary benefits, including health and dental insurance, vacation, expense reimbursement, and retirement plan contributions.
     There is currently no arrangement with Mr. McClain to provide compensation for his executive services to the Company.
Non-Employee Director Compensation
     The Company has no formal plan for Director compensation, but anticipates that it will reimburse the reasonable and customary expenses of any future non-employee directors associated with their service on the board, including travel expenses and standard fees for attending board meetings. In addition, the Company has established the Immunosyn 2006 Stock Option Plan (the “Plan”) for employees, directors and consultants and reserved 5,000,000 shares for issuance under the Plan. At the date hereof, no options have been issued under this Plan.

Item 11.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
Securities Authorized for Issuance Under Equity Compensation Plans
     The Company has adopted an employee stock option plan, which acts as an incentive cash, stock, and stock option plan, under which the Company’s officers, directors, consultants, and employees will be eligible to receive, in relevant part, either securities or stock options exercisable for the Company’s securities. The Company has reserved 5,000,000 shares of Common Stock for issuance under this Plan. No options have been issued under this Plan.

Security Ownership of Certain Beneficial Owners and Management
     The following table lists stock ownership of our Common Stock as of March 28, 2007. The information includes beneficial ownership by (i) holders of more than 5% of our Common Stock, (ii) each of our directors and executive officers and (iii) all of our directors and executive officers as a group. Except as noted below, to our knowledge, each person named in the table has sole voting and investment power with respect to all shares of our Common Stock beneficially owned by them.

		Amount and
		Nature of
Name and Address		Beneficial	Percentage
of Beneficial Owner	Director/Officer	Ownership (1)	of Class
Argyll Biotechnologies LLC (2)		147,000,000	54.0%
4225 Executive Square, Suite 260
La Jolla, CA 92037

Padmore Holdings, Ltd. (3)		28,000,000	10.3%
1100 N.W. Loop 410, Suite 207
San Antonio, TX 78213

Clairsvelle Holdings, Ltd. (4)		20,500,000	7.5%
1100 N.W. Loop 410, Suite 207
San Antonio, TX 78213

Cuxhaven Holdings Ltd (5)		20,500,000	7.5%
1100 N.W. Loop 410, Suite 207
San Antonio, TX 78213

Argyll Equities LLC (6)		15,000,000	5.5%
4225 Executive Square, Suite 260
La Jolla, CA 92037

D. Kent Norton	President and Chief	500,000	0.2%
2406 Shadow Wood Circle	Executive Officer,
Holladay, UT 84117	Director

Douglas McClain, Jr. (7)	Chief Financial and	114,100,000	41.9%
4225 Executive Square, Suite 260	Accounting Officer and
La Jolla, CA 92037	Secretary, Director

All directors and officers as a		114,600,000	42.1%
group (two persons)

(1)	Includes in each case shares of Common Stock that may be issued upon exercise of options or warrants that are exercisable within 60 days for the subject individual only, if any. Percentages are computed on the basis of 272,000,000 shares of Common Stock outstanding as of March 28, 2007. All shares are directly owned unless otherwise indicated.

(2)	A Delaware limited liability company owned 50% by James T. Miceli and 50% by Douglas McClain Jr.

(3)	A British Virgin Islands entity, with Mr. Lynn Booker having voting and dispositive control, and owned 45% by James T. Miceli, 45% by Douglas McClain Jr., and 10% by Douglas McClain Sr.

(4)	A British Virgin Islands entity, with Mr. Lynn Booker having voting and dispositive control, and owned by Douglas McClain Jr.

(5)	A British Virgin Islands entity, with Mr. Lynn Booker having voting and dispositive control, and owned by James T. Miceli.

(6)	A Texas limited liability company owned 50% by Douglas McClain Jr. and 50% James T. Miceli.

(7)	Including Mr. McClain’s shares held by Clairsvelle Holdings, Ltd., his undivided interests in Padmore, Argyll Biotechnologies and Argyll Equities.

Item 12.	Certain Relationships and Related Transactions and Director Independence
Certain Relationships and Related Transactions
     Except as set forth below, there have been no material transactions during the past two years between us and any officer, director or any stockholder owning greater than 5% of our outstanding shares, nor any of their immediate family members.
     The Company has entered into an exclusive license agreement with Argyll Biotech, an affiliate of the Company that owns approximately 54% of the Company’s issued and outstanding Common Stock as of December 31, 2006. The exclusive license agreement, including, without limitation, the fees established in that agreement, will be between related entities, was not negotiated in an arms-length transaction and does not necessarily bear any relationship to established or traditional methods of valuing such fees. No independent audit or verification of the license fee has been made to determine its fairness to Immunosyn.
     If the proceeds received by Argyll Biotech from the sale of the Company’s stock are inadequate to complete development and regulatory approval of SF-1019, we will pay the deficiency through a fee equal to three and one-half per cent (3-1/2%) of Immunosyn’s gross sales of SF-1019, in addition to the cost of product purchases from Argyll Biotech. The license fee is deemed earned when paid and there are no restrictions on the release or use of the license fee paid to Argyll Biotech, which may be used in Argyll Biotech’s discretion for any purpose. No refund will be owed by Argyll Biotech in the event the cost of development and regulatory approval is substantially less than the fee, nor are there any penalties owed by Argyll Biotech if it fails to complete product development or obtain regulatory approval for its distribution. The Company’s inability or failure to pay any license fees when due will adversely affect the Company’s licensed rights. As those rights will be the Company’s sole and primary asset, if the Company is unable to maintain those rights, the Company will lose substantially all of its value.
     The Company has been provided with rent-free office space for two executive offices under a monthly oral agreement with no specific term from its affiliate and shareholder, Argyll Equities. It is uncertain how long Argyll Equities will continue providing office space or on what terms space will continue to be provided to the Company in the future.
     Between August 3, 2006 and August 31, 2006, the Company sold a total of 125,000,000 shares of Common Stock, at a purchase price of $0.0001 per share, to stockholders, resulting in gross proceeds to the Company of $12,500.00. Douglas McClain Sr., the beneficial owner of a 10% interest in Padmore which owns 28,000,000 shares of Common Stock in the Company, is the father of Douglas McClain, Jr., who is a Director, as well as the Chief Financial and Accounting Officer and Secretary for the Company. Including Douglas McClain Jr.’s undivided interest in Padmore, Argyll Biotech and Argyll Equities, the McClains control a total of 116,900,000 shares of Common Stock, or approximately 43% of the Company’s Common Stock.
Director Independence
     D. Kent Norton is an “independent director” as such term is defined in the Nasdaq Marketplace Rules. Douglas McClain, Jr. is not an independent director under such Rules.
Item 13. Exhibits.
     The following documents are filed as part of this Report:
1. Financial Statements:
Report of Independent Registered Public Accounting Firm
Balance Sheet
Statement of Operations
Statement of Cash Flows
Statement of Changes in Shareholders’ Equity
Notes to Financial Statements
2. Exhibits
     The following exhibits are filed with, or incorporated by reference into, this Report.

Exhibit Number	Description
3.1(a)	Certificate of Incorporation of Immunosyn Corporation, filed with the Secretary of State of the State of Delaware on August 3, 2006.

3.2(a)	By-laws of Immunosyn Corporation.

10.1(a)	License Agreement between Immunosyn Corporation and Argyll Biotechnologies, LLC, dated as of September 28, 2006.

10.2(a)	Form of Lock-Up Agreement.

10.3 *	Form of Amended and Restated Lock-Up Agreement.

10.4(a)	Immunosyn 2006 Stock Option Plan.

14.1*	Code of Ethics.

31.1*	Certification of D. Kent Norton, Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Douglas McClain, Jr., Chief Financial and Accounting Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of D. Kent Norton, Chief Executive Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Douglas McClain, Jr., Chief Financial and Accounting Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Exhibit filed with this Report.

(a)	Incorporated by reference to the Company’s Registration Statement on Form SB-2 (file No. 333-137881) filed with the Securities and Exchange Commission on October 6, 2006, as amended November 3, 2006 and December 22, 2006.

Item 14.	Principal Accountant Fees and Services.
     The following table presents the fees for professional audit services rendered by Malone & Bailey, P.C. for the audit of the Company’s annual financial statements for the fiscal year ended December 31, 2006 and fees for other services rendered by Malone & Bailey, P.C. during such period:

Fee Category	Fiscal 2006
Audit Fees	$10,600
Audit-Related Fees	$0
Tax Fees	$0
All Other Fees	$0
Total Fees	$10,600
     Audit fees include fees related to the services rendered in connection with the annual audit of the Company’s consolidated financial statements and the reviews of and other services related to registration statements and other offering memoranda.
     Audit-related fees are for assurance and related services by the principal accountants that are reasonably related to the performance of the audit or review of the Company’s financial statements.
     Tax Fees include (i) tax compliance, (ii) tax advice, (iii) tax planning and (iv) tax reporting.
     All Other Fees includes fees for all other services provided by the principal accountants not covered in the other categories such as litigation support, etc.
     All of the services for 2006 were performed by the full-time, permanent employees of Malone & Bailey, P.C.

SIGNATURES
     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
Dated: March 30, 2007

IMMUNOSYN CORPORATION

By:	/s/ Douglas McClain, Jr. Chief Financial and Accounting Officer
     Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated:

Signature	Title	Date

/s/ D. Kent Norton D. Kent Norton	President, Chief Executive Officer, Director (Principal Executive Officer)	March 30, 2007

/s/ Douglas McClain, Jr. Douglas McClain, Jr.	Chief Financial and Accounting Officer, Director (Principal Financial and Accounting Officer)	March 30, 2007