Form 10QSB
period 2007-03-31
IMMUNOSYN CORP
filed 2007-05-14
CIK 1375623

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-QSB

☑	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2007

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT
For the transition period from                      to
Commission file number
IMMUNOSYN CORPORATION
(Exact name of small business issuer as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	20-5322896 (IRS Employer Identification No.)
4225 Executive Square, Suite 260, La Jolla, CA 92037
(Address of principal executive offices)
(858) 200-2320
(Issuer’s telephone number, including area code)
Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes ☑     No ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☑     No ☐
APPLICABLE ONLY TO CORPORATE ISSUERS
State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: As of May 11, 2007, the Company had 272,000,000 issued and outstanding shares of common stock.
Transitional Small Business Disclosure Format (Check one): Yes ☐     No ☑

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements.
Immunosyn Corporation
(A Development Stage Company)
Balance Sheets
As of March 31, 2007 and December 31, 2006
(unaudited)

	March 31, 2007	December 31, 2006

ASSETS

Current Assets
Cash	$1,491	$9,232

Fixed assets, net of accumulated amortization of $214	6,219	—
License rights	400,000	400,000
Deposits	2,142	2,142

Total Assets	$409,852	$411,374

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current Liabilities
Accounts payable	$62,977	$14,046
Advance from affiliates	252,852	140,591

Total Current Liabilities	315,829	154,637

Shareholders’ Equity
Common stock, $0.0001 par value, 425,000,000 shares authorized, 272,000,000 shares issued and outstanding	27,200	27,200
Additional paid-in capital	389,014	385,300
Deficit accumulated during the development stage	(322,191)	(155,763)

Total Shareholders’ Equity	94,023	256,737

Total Liabilities and Shareholders’ Equity	$409,852	$411,374

See notes to financial statements

Immunosyn Corporation
(A Development Stage Company)
Statements of Expenses
Three Months Ended March 31, 2007 and
the Period From August 3, 2006 (Inception) Through March 31, 2007
(unaudited)

	Three Months	Inception
	Ended	Through
	March 31, 2007	March 31, 2007

EXPENSES
General & administrative	$166,428	$322,191

NET LOSS	$(166,428)	$(322,191)

Net loss per share, basic and diluted	$(0.00)

Weighted average number of common shares outstanding used in the calculation, basic and diluted	272,000,000

See notes to financial statements

Immunosyn Corporation
(A Development Stage Company)
Statements of Cash Flows
Three Months Ended March 31, 2007 and the Period From August 3, 2006 (Inception) Through March 31, 2007
(unaudited)

	Three Months	Inception
	Ended	Through
	March 31, 2007	March 31, 2007
Cash flows from operating activities:
Net loss	$(166,428)	$(322,191)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	214	214
Imputed interest on advances from affiliates	3,714	3,714
Changes in:
Accounts payable	48,931	48,931
Accrued liabilities	—	14,046
Other assets	—	(2,142)

Net cash used in operating activities	(113,569)	(257,428)

Cash flows from investing activities:
Purchase of fixed assets	(6,433)	(6,433)

Net cash used in investing activities	(6,433)	(6,433)

Cash flows from financing activities:
Advance from affiliates	112,261	252,852
Sale of common stock	—	12,500

Net cash provided by financing activities	112,261	265,352

Net change in cash	(7,741)	1,491
Cash at beginning of period	9,232	—

Cash at end of period	$1,491	$1,491

Supplemental Disclosures
Cash paid for interest	$—	$—
Cash paid for income taxes	$—	$—

Non-Cash Investing and Financing Activities
Stock issued for license rights	$—	$400,000
See notes to financial statements

Immunosyn Corporation
(A Development Stage Company)
Statement of Changes in Stockholders’ Equity
Three Months Ended March 31, 2007
(unaudited)

	Common Stock		Additional	Accumulated
	Shares	Par Value	Paid-in Capital	Deficit	Total

Balance at December 31, 2006	272,000,000	$27,200	$385,300	$(155,763)	$256,737

Imputed interest on advances from affiliate	—	—	3,714	—	3,714

Net loss	—	—	—	(166,428)	(166,428)

Balance at March 31, 2007	272,000,000	$27,200	$389,014	$(322,191)	$94,023

See notes to financial statements

Immunosyn Corporation
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
(unaudited)
NOTE 1 — BASIS OF PRESENTATION
The accompanying unaudited interim financial statements of Immunosyn Corporation have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission, and should be read in conjunction with Immunosyn’s audited 2006 year end financial statements. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim period have been reflected herein. The results of operations for interim periods are, however, not necessarily indicative of the results to be expected for the full year.
Use of Estimates. In preparing financial statements, management makes estimates and assumptions that affect the reported amounts of assets and liabilities in the balance sheet and revenue and expenses in the statements of income and expenses. Actual results could differ from those estimates.
NOTE 2 — ADVANCES FROM AFFILIATES
Immunosyn was advanced $252,852 from Argyll Equities, LLC who together with an affiliated company, Argyll Biotech, own 60% of Immunosyn’s common stock. These advances are unsecured, bear no interest and will be repaid on demand. Interest expense in the amount of $3,714 was imputed at 7.5% and is included in additional paid in capital.

Item 2. Management’s Discussion and Analysis or Plan of Operation.
Overview
          Immunosyn Corporation (“Immunosyn” or the “Company”) is a development stage company that was formed in August 2006 and is headquartered in La Jolla, California. In September 2006, it executed an exclusive license agreement with an affiliated company, Argyll Biotechnologies, LLC (“Argyll Biotech”), in exchange for 147,000,000 shares of its Common Stock. Pursuant to the terms of the license agreement, the Company has an exclusive worldwide license to market, distribute and sell a biopharmaceutical drug product, currently referred to as SF-1019, for treatment of Chronic Inflammatory Demyelinating Polyneuropathy (“CIDP”), diabetic neuropathy and diabetic ulcers, subject to the receipt of appropriate regulatory approval in each jurisdiction where SF-1019 will be marketed. Under the terms of its exclusive license, Immunosyn also has a right of first offer to extend its exclusive license to include variants of SF-1019 that may be approved by various regulatory authorities for treatment of other diseases and pathologies. Argyll Biotech is responsible for all research and product development, clinical testing, regulatory approvals, production and product support.
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
Plan of Operation
          At March 31, 2007, the Company had an accumulated deficit of $322,191 and a working capital deficit of $314,338. Based on its current cash balance, management believes the Company cannot attract individuals to fill permanent key management positions and cannot build its operations. Currently, an affiliated company provides general and administrative support services to the Company on a part-time basis, without charge. The Company believes that a public market for its Common Stock will enable it to attract funding for its operations and offer stock-based compensation to hire personnel to fill the key positions necessary to commence operations. Accordingly, the Company needs additional financing to continue its operations and may raise funds in the future privately or publicly. The Company is seeking to list its Common Stock on the “Pink Sheets,” although it can provide no assurance that it will ever be able to do so.

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
          The Company requires substantial future sources of capital in order to meet such anticipated expenditures and to continue its operations during the period Argyll Biotech seeks regulatory approval from the United States Food and Drug Administration (the “FDA”) and foreign regulatory authorities. The Company currently anticipates this process to be between three and five years and the amount of funds required to be between $14 million and $24 million.
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
Off Balance Sheet Arrangements
          None.
Item 3A(T). Controls and Procedures.
Controls and Procedures
          The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed by the Company in reports it files or submits under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to the Company’s management, including the Company’s Chief Executive Officer and Chief Financial and Accounting Officer, as appropriate, to allow timely decisions regarding required disclosures. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily is required to apply its judgment in evaluating the cost-

benefit relationship of possible controls and procedures. As of the end of the period covered by this report, and under the supervision and with the participation of management, including its Chief Executive Officer and Chief Financial and Accounting Officer, management evaluated the effectiveness of the design and operation of these disclosure controls and procedures. Based on this evaluation and subject to the foregoing, the Company’s Chief Executive Officer and Chief Financial and Accounting Officer concluded that the Company’s disclosure controls and procedures were effective in reaching a reasonable level of assurance of achieving management’s desired controls and procedures objectives.
          As part of a continuing effort to improve the Company’s business processes management is evaluating its internal controls and may update certain controls to accommodate any modifications to its business processes or accounting procedures.
Changes in Internal Controls
          During the quarter ended March 31, 2007, there have not been any changes in the Company’s internal controls that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
PART II — OTHER INFORMATION
Item 5. Other Information.
(a)	The Board of Directors of the Company has terminated all of the Lock-Up Agreements, as amended or restated, the Company has outstanding with shareholders of the Company effective as of the close of business on May 14, 2007 and the shareholders will have no further obligations under such agreements after such date.

(b)	Not applicable.
Item 6. Exhibits.
The following exhibits are filed with, or incorporated by reference into, this Report.

Exhibit Number	Description

3.1 (a)	Certificate of Incorporation of Immunosyn Corporation, filed with the Secretary of State of the State of Delaware on August 3, 2006.
3.2 (a)	By-laws of Immunosyn Corporation.
10.1 (a)	License Agreement between Immunosyn Corporation and Argyll Biotechnologies, LLC, dated as of September 28, 2006.
10.2 (a)	Form of Lock-Up Agreement.

Exhibit Number	Description

10.3 (b)	Form of Amended and Restated Lock-Up Agreement.
10.4 (a)	Immunosyn 2006 Stock Option Plan.
31.1*	Certification of D. Kent Norton, Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Douglas McClain, Jr., Chief Financial and Accounting Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of D. Kent Norton, Chief Executive Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of Douglas McClain, Jr., Chief Financial and Accounting Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Exhibit filed with this Report.

(a)	Incorporated by reference to the Company’s Registration Statement on Form SB-2 (file No. 333-137881) filed with the Securities and Exchange Commission on October 6, 2006, as amended November 3, 2006 and December 22, 2006.

(b)	Incorporated by reference to the Company’s Annual Report on Form 10-KSB filed with the Securities and Exchange Commission on March 30, 2007.

SIGNATURES
          Pursuant to the requirements of the Securities Exchange Act of 1934, the Issuer has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
Dated: May 11, 2007

IMMUNOSYN CORPORATION
By:	/s/ Douglas McClain, Jr.
Douglas McClain, Jr.
Chief Financial and Accounting Officer

          Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the Issuer and in the capacities and on the date indicated:

Signature	Title	Date

/s/ D. Kent Norton D. Kent Norton	President, Chief Executive Officer, Director (Principal Executive Officer)	May 11, 2007

/s/ Douglas McClain, Jr. Douglas McClain, Jr.	Chief Financial and Accounting Officer, Director (Principal Financial and Accounting Officer)	May 11, 2007