Form 10QSB
period 2007-06-30
IMMUNOSYN CORP
filed 2007-08-15
CIK 1375623

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

[X]	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended June 30, 2007

❑	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from ______________ to _____________

Commission file number _____________

IMMUNOSYN CORPORATION
(Exact name of small business issuer as specified in its charter)

Delaware	20-5322896
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

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

Yes [X]     No ❑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes [X]     No ❑

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:  As of August __, 2007, the Company had 272,000,000 issued and outstanding shares of common stock.

Transitional Small Business Disclosure Format (Check one):    Yes ❑     No [X]

PART I – FINANCIAL INFORMATION

Item 1.   Financial Statements.

Immunosyn Corporation
(A Development Stage Company)
Balance Sheets
As of June 30, 2007 and December 31, 2006
(unaudited)

	June 30, 2007	December 31, 2006

ASSETS

Current Assets
Cash	$16,349	$9,232

Fixed assets, net of accumulated amortization of $536	5,897	-
License rights	400,000	400,000
Deposits	2,142	2,142
Total Assets	$424,388	$411,374

LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities
Accounts payable	$45,086	$14,046
Advance from affiliates	356,303	140,591
Total Current Liabilities	401,389	154,637

Shareholders' Equity
Common stock, $0.0001 par value, 425,000,000 shares authorized, 272,000,000 shares issued and outstanding	27,200	27,200
Additional paid-in capital	393,824	385,300
Deficit accumulated during the development stage	(398,025)	(155,763)
Total Shareholders' Equity	22,999	256,737

Total Liabilities and Shareholders' Equity	$424,388	$411,374

See notes to financial statements

Immunosyn Corporation
(A Development Stage Company)
Statements of Expenses
Three and Six Months Ended June 30, 2007 and
the Period From August 3, 2006 (Inception) Through June 30, 2007
(unaudited)

	Three Months	Six Months	Inception
	Ended	Ended	Through
	June 30, 2007	June 30, 2007	June 30, 2007

EXPENSES
General & administrative	$71,024	$233,738	$389,501
Interest expense	4,810	8,524	8,524

NET LOSS	$(75,834)	$(242,262)	$(398,025)

Net loss per share, basic and diluted	$(0.00)	$(0.00)

Weighted average number of common shares outstanding used in the calculation, basic and diluted	272,000,000	272,000,000

See notes to financial statements

Immunosyn Corporation
(A Development Stage Company)
Statements of Cash Flows
Six Months Ended June 30, 2007 and
and the Period From August 3, 2006 (Inception) Through June 30, 2007
(unaudited)

	Six Months	Inception
	Ended	Through
	June 30, 2007	June 30, 2007
Cash flows from operating activities:
Net loss	$(242,262)	$(398,025)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	536	536
Imputed interest on advances from affiliates	8,524	8,524
Changes in:
Accounts payable	45,086	45,086
Other liabilities	(14,046)	-
Other assets	-	(2,142)
Net cash used in operating activities	(202,162)	(346,021)

Cash flows from investing activities:
Purchase of fixed assets	(6,433)	(6,433)
Net cash used in investing activities	(6,433)	(6,433)

Cash flows from financing activities:
Advance from affiliates	215,712	356,303
Sale of common stock	-	12,500
Net cash provided by financing activities	215,712	368,803

Net change in cash	7,117	16,349
Cash at beginning of period	9,232	-
Cash at end of period	$16,349	$16,349

Supplemental Disclosures
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

Non-Cash Investing and Financing Activities
Stock issued for license rights	$-	$400,000

See notes to financial statements

Immunosyn Corporation
(A Development Stage Company)
Statement of Changes in Stockholders' Equity
Six Months Ended June 30, 2007
(unaudited)

	Common Stock		Additional	Accumulated
	Shares	Par Value	Paid-in Capital	Deficit	Total

Balance at December 31, 2006	$272,000,000	$27,200	$385,300	$(155,763)	$256,737

Imputed interest on advances from affiliate	-	-	8,524	-	8,524

Net loss	-	-	-	(242,262)	(242,262)

Balance at June 30, 2007	272,000,000	$27,200	$393,824	$(398,025)	$22,999

See notes to financial statements

Immunosyn Corporation
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
(unaudited)

NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited interim financial statements of Immunosyn Corporation have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission, and should be read in conjunction with Immunosyn’s audited 2006 year end financial statements.  In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim period have been reflected herein.  The results of operations for interim periods are, however, not necessarily indicative of the results to be expected for the full year. Notes to the financial statements which substantially duplicate the disclosure contained in the audited financial statements for fiscal 2006 as reported in the Form 10-KSB have been omitted.

Use of Estimates.  In preparing financial statements, management makes estimates and assumptions that affect the reported amounts of assets and liabilities in the balance sheet and revenue and expenses in the statements of income and expenses.  Actual results could differ from those estimates.

NOTE 2 - GOING CONCERN CONSIDERATIONS

During the six months ended June 30, 2007 and since inception, Immunosyn has been unable to generate cash flows sufficient to support its operations and has been dependent on advances from it’s affiliates. In addition to negative cash flow from operations, Immunosyn has experienced recurring net losses, and has a negative working capital.

These factors raise substantial doubt about Immunosyn’s ability to continue as a going concern. The financial statements do not include any adjustments that might be necessary if Immunosyn is unable to continue as a going concern.

NOTE 3 - ADVANCES FROM AFFILIATES

Since inception, Immunosyn has borrowed $356,303 from Argyll Equities, LLC who together with an affiliated company, Argyll Biotech, own 60% of Immunosyn’s common stock.  These advances are unsecured and will be repaid on demand.  Interest expense in the amount of $8,524 was imputed and is included in additional paid in capital.

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

Plan of Operation

At June 30, 2007, the Company had an accumulated deficit of $398,025 and a working capital deficit of $385,040.  Based on our current cash balance, management believes the Company cannot attract individuals to fill permanent key management positions and cannot build its operations.  Currently, an affiliated company provides general and administrative support services to the Company on a part-time basis, without charge.  The Company believes that a public market for its Common Stock will enable it to attract funding for its operations and offer stock-based compensation to hire personnel to fill the key positions necessary to commence operations.  Accordingly, the Company needs additional financing to continue its operations and may raise funds in the future privately or publicly.  The Company is seeking to list its Common Stock on the OTC Bulletin Board or the “Pink Sheets,” although it can provide no assurance that it will ever be able to do so.

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

Changes in Internal Controls

During the quarter ended June 30, 2007, there have not been any changes in the Company’s internal controls that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION

Item 5.   Other Information.

(a)	None.

(b)           Not applicable.

Item 6.   Exhibits.

The following exhibits are filed with, or incorporated by reference into, this Report.

Exhibit Number	Description
3.1 (a)	Certificate of Incorporation of Immunosyn Corporation, filed with the Secretary of State of the State of Delaware on August 3, 2006.
3.2 (a)	By-laws of Immunosyn Corporation.
10.1 (a)	License Agreement between Immunosyn Corporation and Argyll Biotechnologies, LLC, dated as of September 28, 2006.
10.4 (a)	Immunosyn 2006 Stock Option Plan.
31.1*	Certification of D. Kent Norton, Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Douglas McClain, Jr., Chief Financial and Accounting Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit Number	Description
32.1*	Certification of D. Kent Norton, Chief Executive Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of Douglas McClain, Jr., Chief Financial and Accounting Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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

Dated:  August 15, 2007

IMMUNOSYN CORPORATION
By:	/s/ Douglas McClain, Jr.
Douglas McClain, Jr. Chief Financial and Accounting Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the Issuer and in the capacities and on the date indicated:

Signature		Title	Date
/s/	D. Kent Norton D. Kent Norton	President, Chief Executive Officer, Director (Principal Executive Officer)	August 15, 2007
/s/	Douglas McClain, Jr. Douglas McClain, Jr.	Chief Financial and Accounting Officer, Director (Principal Financial and Accounting Officer)	August 15, 2007