Form 10QSB
period 2007-09-30
IMMUNOSYN CORP
filed 2007-11-13
CIK 1375623

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

[X]	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended September 30, 2007

❑	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from ______________ to _____________

Commission file number 005-82677

IMMUNOSYN CORPORATION
(Exact name of small business issuer as specified in its charter)

Delaware	20-5322896
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

4225 Executive Square, Suite 260, La Jolla, CA 92037
(Address of principal executive offices)

(888) 853-3663
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

Yes [X]     No ❑

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:  As of November 12, 2007, the Company had 272,000,000 issued and outstanding shares of common stock.

Transitional Small Business Disclosure Format (Check one):    Yes ❑     No [X]

PART I – FINANCIAL INFORMATION

Item 1.   Financial Statements.

Immunosyn Corporation
(A Development Stage Company)
Balance Sheets
(unaudited)

	September 30, 2007	December 31, 2006

ASSETS

Current Assets
Cash	$11,135	$9,232
Prepaid Expenses	528	-
Total Current Assets	11,663	9,232

Fixed assets, net of accumulated amortization of $858	5,575	-
License rights	400,000	400,000
Deposits	2,142	2,142
Total Assets	$419,380	$411,374

LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)

Current Liabilities
Accounts payable	$18,394	$14,046
Accrued expenses	2,759	-
Advance from affiliates	488,078	140,591
Total Current Liabilities	509,231	154,637

Shareholders' Equity (Deficit)
Common stock, $.0001 par value, 425,000,000 shares authorized,
272,000,000 shares issued and outstanding	27,200	27,200
Additional paid in capital	400,555	385,300
Deficit accumulated during the development stage	(517,606)	(155,763)
Total Shareholders' Equity (Deficit)	(89,851)	256,737

Total Liabilities and Shareholders' Equity (Deficit)	$419,380	$411,374

See notes to financial statements

Immunosyn Corporation
(A Development Stage Company)
Statements of Expenses
(unaudited)

	Three Months	Inception	Nine Months	Inception
	Ended	Through	Ended	Through
	September 30, 2007	September 30, 2006	September 30, 2007	September 30, 2007

EXPENSES
General & administrative	$112,850	$84,846	$346,588	$502,351
Interest expense	6,731	-	15,255	15,255

NET LOSS	$(119,581)	$(84,846)	$(361,843)	$(517,606)

Net loss per share, basic and diluted	$(0.00)	$(0.00)	$(0.00)

Weighted average number of common shares outstanding used in the calculation, basic and diluted	272,000,000	107,741,379	272,000,000

See notes to financial statements

Immunosyn Corporation
(A Development Stage Company)
Statements of Cash Flows
(unaudited)

	Nine Months	Inception	Inception
	Ended	Through	Through
	September 30, 2007	September 30, 2006	September 30, 2007
Cash flows from operating activities:
Net loss	$(361,843)	$(84,846)	$(517,606)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	858	-	858
Imputed interest on advances from affiliates	15,255	-	15,255
Changes in:
Accounts payable and Accrued Expenses	7,107	79,307	21,153
Prepaid expenses	(528)	-	(528)
Deposits	-	-	(2,142)
Net cash used in operating activities	(339,151)	(5,539)	(483,010)

Cash flows from investing activities:
Purchase of fixed assets	(6,433)	-	(6,433)
Net cash used in investing activities	(6,433)	-	(6,433)

Cash flows from financing activities:
Advance from affiliates	347,487	14,932	488,078
Issuance of common stock	-	12,500	12,500
Net cash provided by financing activities	347,487	27,432	500,578

Net change in cash	1,903	21,893	11,135
Cash at beginning of period	9,232	-	-
Cash at end of period	$11,135	$21,893	$11,135

Supplemental Disclosures
Cash paid for interest	$-	$-	$-
Cash paid for income taxes	$-	$-	$-

Non-Cash Investing and Financing Activities
Stock issued for license rights	$-	$400,000	$400,000

See notes to financial statements

Immunosyn Corporation
(A Development Stage Company)
Statement of Changes in Stockholders' Equity (Deficit)
For The Nine Months Ended September 30, 2007
(unaudited)

				Development
				Stage
	Common Stock		Additional	Accumulated
	Shares	Par Value	Paid-in Capital	Deficit	Total

Balance at December 31, 2006	272,000,000	$27,200	$385,300	$(155,763)	$256,737

Imputed interest on advances from affiliate	-	-	15,255	-	15,255

Net loss	-	-	-	(361,843)	(361,843)
					-
Balance at September 30, 2007	272,000,000	$27,200	$400,555	$(517,606)	$(89,851)

See notes to financial statements

Immunosyn Corporation
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
(unaudited)

NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited interim financial statements of Immunosyn Corporation have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission, and should be read in conjunction with Immunosyn’s audited 2006 year end financial statements.  In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim period have been reflected herein.  The results of operations for interim periods are, however, not necessarily indicative of the results to be expected for the full year.  Notes to the financial statements which substantially duplicate the disclosure contained in the audited financial statements for fiscal 2006 as reported in the Company's Annual Report on Form 10-KSB have been omitted.

Use of Estimates.  In preparing financial statements, management makes estimates and assumptions that affect the reported amounts of assets and liabilities in the balance sheet and revenue and expenses in the statements of income and expenses.  Actual results could differ from those estimates.

NOTE 2 - GOING CONCERN CONSIDERATIONS

During the nine months ended September 30, 2007 and since inception, Immunosyn has been unable to generate cash flows sufficient to support its operations and has been dependent on advances from its affiliates. In addition to negative cash flow from operations, Immunosyn has experienced recurring net losses, and has a negative working capital.

These factors raise substantial doubt about Immunosyn’s ability to continue as a going concern. The financial statements do not include any adjustments that might be necessary if Immunosyn is unable to continue as a going concern.

NOTE 3 - ADVANCES FROM AFFILIATES

Since inception, Immunosyn has borrowed $488,078 from Argyll Equities, LLC who together with an affiliated company, Argyll Biotechnologies, LLC, own approximately 60% of Immunosyn’s common stock.  These advances are unsecured and will be repaid on demand.  Interest expense in the amount of $15,255 was imputed and is included in additional paid in capital.

Item 2.   Management’s Discussion and Analysis or Plan of Operation.

Overview

Immunosyn Corporation (“Immunosyn” or the “Company”)  is a development stage company that was formed in August 2006 and is headquartered in La Jolla, California.  In September 2006, it executed an exclusive license agreement with an affiliated company, Argyll Biotechnologies, LLC (“Argyll Biotech”), in exchange for 147,000,000 shares of its Common Stock or approximately 54% of the outstanding shares of the Company’s Common Stock.  The license agreement was amended and restated in October 2007.  Pursuant to the terms of the license agreement, as amended, the Company has an exclusive worldwide license to market, distribute and sell a biopharmaceutical drug product, currently referred to as SF-1019, for treatment of a variety of diseases, subject to the receipt of appropriate regulatory approval in each jurisdiction where SF-1019 will be marketed.  Under the terms of its exclusive license, Immunosyn also has a right of first offer to extend its exclusive license to include variants of SF-1019 that may be approved by various regulatory authorities for treatment of other diseases and pathologies.  Argyll Biotech is responsible for all research and product development, clinical testing, regulatory approvals, production and product support.  In accordance with the amended license agreement, the parties agreed that the purchase price of SF-1019 sold by Argyll Biotech to the Company will be 40% of the gross sales price of SF-1019.

As a sales, marketing, and distribution channel for SF-1019, Immunosyn’s primary business strategy is to build a sales and marketing force and related resources so that if SF-1019 is approved for human use it can be sold; and secondly, to increase awareness and acceptance of SF-1019 in the medical community.

As of the date of this report, we have no revenue and limited operations.  Our ability to obtain additional funding will determine our ability to continue as a going concern.  We have one principal asset, our exclusive license from Argyll Biotech, and two full-time employees – a Chief Executive Officer and a Chief Financial Officer – both of whom were hired in October 2007.  We do not expect to commence full scale operations or generate revenues unless and until Argyll Biotech completes development and obtains regulatory approval for SF-1019.  Since incorporation, we have not made any significant purchases or sale of assets, nor have we been involved in any mergers, acquisitions or consolidations.

Plan of Operation

At September 30, 2007, the Company had an accumulated deficit of $517,606 and a working capital deficit of $497,568.  Currently, an affiliated company provides general support services to the Company, without charge.  In October, the Company hired both a Chief Executive Officer and Chief Financial Officer.  The Company needs additional financing to continue its operations and may raise funds in the future privately or publicly.  The Company has listed its Common Stock on the OTC Bulletin Board and trading commenced on October 26, 2007.

The Company intends to raise working capital through one or more financings to meet the following requirements:

•	paying current administrative staff;

•	hiring staff, a controller and five sales and marketing personnel;

•	purchasing capital equipment, including securing its principal offices, both executive and sales, and distribution facilities;

•	monitoring the progress of the research and development effort conducted by Argyll Biotech;

•	developing a marketing plan for the sale and distribution of SF-1019;

•	hiring industry consultants to assist in developing a channel strategy for sales and marketing of SF-1019, including direct sales, third party distributors, and strategic partnerships;

•	developing market awareness in the medical community and educating those effected with CIDP, diabetic neuropathy and diabetic ulcers and other diseases; and

•	selecting and compensating board members.

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

Changes in Internal Controls

During the quarter ended September 30, 2007, there have not been any changes in the Company’s internal controls that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION

Item 6.   Exhibits.

The following exhibits are filed with this Report.

Exhibit Number	Description
31.1*	Certification of Stephen D. Ferrone, Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of G. David Criner, Chief Financial and Accounting Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Stephen D. Ferrone, Chief Executive Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of G. David Criner, Chief Financial and Accounting Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*           Exhibit filed with this Report.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Issuer has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:  November 13, 2007

IMMUNOSYN CORPORATION
By:	/s/ G. David Criner
G. David Criner Chief Financial and Accounting Officer

EXHIBIT INDEX

Exhibit Number	Description
31.1*	Certification of Stephen D. Ferrone, Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of G. David Criner, Chief Financial and Accounting Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Stephen D. Ferrone, Chief Executive Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of G. David Criner, Chief Financial and Accounting Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.