Form 10KSB
period 2007-12-31
IMMUNOSYN CORP
filed 2008-03-31
CIK 1375623

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-KSB

(X) ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2007

(  ) TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____ to _____

Commission file number 005-82677

IMMUNOSYN CORPORATION
(Name of Small Business Issuer in its Charter)

Delaware	20-5322896
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

4225 Executive Square, Suite 260, La Jolla, CA 92037	92037
(Address of Principal Executive Offices)	Zip Code

(888) 853-3663
(Issuer’s Telephone Number)

Securities registered under Section 12(b) of the Act:  None

Securities registered under Section 12(g) of the Act:  Common Stock

Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act.     [   ]

Note—Checking the box above will not relieve any registrant required to file reports pursuant to Section 13 or 15(d) of the Exchange Act from their obligations under those Sections.

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.  yes [X] no [  ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-K contained in this form, and no disclosure will be contained, to the best of the Registrant’s knowledge, in definitive proxy or information statements  incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.   [   ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  yes  [ X ] no  [   ]

The Company’s revenues during the fiscal year ended December 31, 2007 were $0.

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of June 30, 2007 was approximately $70,000,000.  There was no public market for the common equity until October 26, 2007.

As of March 28, 2008, the Company had 272,000,000 issued and outstanding shares of Common Stock.

DOCUMENTS INCORPORATED BY REFERENCE

The following documents of the Issuer are incorporated by reference in this Report: NONE

Transitional Small Business Disclosure Format (check one): yes [   ] no [X]

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

About Immunosyn Corporation; Background and History

Immunosyn Corporation (“Immunosyn” or the “Company”) is a Delaware corporation headquartered in La Jolla, California that owns an exclusive worldwide license to market, distribute and sell a biopharmaceutical drug product, currently referred to as SF-1019, for multiple uses including the treatment of any and all diseases and pathological conditions, subject to receipt of appropriate regulatory approval in each jurisdiction where SF-1019 will be marketed.  Under the terms of its exclusive license, the Company is further granted the rights to any improvement of SF-1019 and other compounds which are developed under the same technology platform and which are chemically similar to SF-1019.

The exclusive license has been granted to Immunosyn by Argyll Biotechnologies, LLC (“Argyll Biotech”).  Argyll Biotech is a closely-held Delaware limited liability company, headquartered in La Jolla, California, that owns and controls worldwide rights to SF-1019.  SF-1019 has not been approved for human use in any jurisdiction.  Argyll Biotech is preparing to conduct clinical trials, develop manufacturing protocols and, if possible, apply for regulatory approval of SF-1019’s use.  Through a series of private investments, Argyll Biotech and its affiliates and other persons have provided the funding to bring SF-1019 from its inception to preliminary experimental research.  Argyll Biotech intends to continue to manage and fund the process for research, product development, clinical testing and regulatory approval of SF-1019, including refinement for additional uses.  SF-1019 is the first such product that Argyll Biotech hopes to bring into the marketplace through these efforts.  Argyll Biotech received 147,000,000 shares of Common Stock of the Company for its license fee and is the Company’s largest shareholder

Immunosyn’s primary asset is its exclusive worldwide license from Argyll Biotech to market, distribute and sell SF-1019.  The Company also has the right of first offer to enter into additional license agreements for uses of other compounds which are not already covered under the existing license agreement.  In addition to SF-1019, Argyll Biotech has licensed certain intellectual property developed by Professor Kenneth Willeford, Professor of Biochemistry and Molecular Biology, Mississippi State University.  Argyll Biotech has also retained Professors Jonathan Heeney, Chairman, Department of Virology, BPRC, and Angus Dalgleish, Chair of Oncology, Gastroenterology and Endocrinology, St. George’s Hospital Medical School, who are both well known anti-viral researchers and immuno-pathology specialists, as its scientific advisors.  We believe that the combined experience of all of Argyll Biotech’s scientific advisory board members should provide substantial guidance toward achieving approval of SF-1019 for marketing, distribution and sale to the target market.

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

Argyll Biotech is responsible for all research and product development, clinical testing, regulatory approvals, production and product support.  Argyll Biotech anticipates that it will commence clinical trials and studies of SF-1019 and prepare and submit all filings required for regulatory approval of that product for treatment of various diseases including CIPD, RSD, diabetic neuropathy and diabetic ulcers, both in the United States and in other countries that are targeted for distribution and sale of the product.  The Company believes that a proof of concept trial is underway in Europe for treatment of diabetic ulcers with SF-1019.  It is expected that the next phase of the trial will be completed during the first half of 2008 and, if successful, larger-scale independently-managed formal clinical trials will take place shortly thereafter.  The Company believes that a limited feasibility clinical study of SF-1019 was conducted in the U.S. for treatment of CIDP and RSD as well.  Argyll Biotech has also retained a consulting firm to provide clinical and regulatory consulting services in support of the marketing authorization process by the US FDA.

Immunosyn’s exclusive license agreement with Argyll Biotech shall remain in full force and effect for the later of 10 years from the date when SF-1019 is first commercially sold or the date when the patent coverage for SF-1019 expires, which in most jurisdictions is generally for twenty (20) years from the date of filing.  Either party may terminate the agreement only on account of an uncured material breach by the other party.  Immunosyn may terminate the agreement if a non-rebuttable regulatory or patient safety issue is raised.  Any fees paid prior to termination are non-refundable.

Immunosyn is a development stage company that was incorporated in August 2006 in order to work as Argyll Biotech’s sales, marketing and distribution channel for SF-1019.  Although Immunosyn cannot guarantee that Argyll Biotech will successfully conclude development of SF-1019, Immunosyn is hopeful that its initial product offering based on SF-1019 will be an effective and affordable treatment for the maintenance and enhancement of the quality of life for patients suffering from CIDP, diabetic neuropathy, diabetic ulcers and other diseases.

As a sales, marketing, and distribution channel for Argyll Biotech’s treatment for various diseases including CIDP, diabetic neuropathy and diabetic ulcers, Immunosyn’s primary business strategy is to build a sales and marketing force and related resources so that if and when SF-1019 is approved for human use it can be sold; and secondly, to increase awareness and acceptance of SF-1019 in the CIDP and diabetes treatment communities.

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

According to Diabetes Atlas, third edition © International Diabetes Federation, 2006 and www.diabetes.niddk.nih.gov, globally, an approximated 246 million people have diabetes mellitus, of which an estimated 50% have diabetic neuropathy (DN) and one in six will develop a foot ulcer.

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

The Argyll Biotech License Agreement

The Company is in the development stage and has only engaged in organizational and fundraising activities to date.  Its principal asset is the exclusive worldwide license with Argyll Biotech.  The Company intends to develop its operations so that it is in a position to market, distribute and sell SF-1019 as soon as appropriate regulatory approvals are received by Argyll Biotech for SF-1019.  The key terms of the exclusive license agreement with Argyll Biotech are as follows:

Grant of Rights

Argyll Biotech has granted Immunosyn the exclusive worldwide right to market, sell, distribute and promote SF-1019 in its current form for multiple uses including the treatment of any and all diseases and pathological conditions, including Chronic Inflammatory Demyelinating Polyneuropathy (CIDP), Diabetic Neuropathy (DN) and diabetic ulcers (DU).  Argyll Biotech has also licensed its trademarks to Immunosyn.  Immunosyn is further granted the rights to any improvement of SF-1019 and other compounds, which are developed using the same technology platform and which are chemically similar to SF-1019.  Finally, during the first five years of the term of the exclusive license agreement, Immunosyn has a right to enter into partnering arrangements with Argyll Biotech for development of other novel drug treatment products.

Development and Regulatory Matters

Argyll Biotech anticipates that it will commence clinical trials and studies of SF-1019 and prepare and submit all filings required for such clinical trials and studies for treatment of CIDP, diabetic neuropathy and diabetic ulcers, both in the United States and in other countries that are targeted for distribution and sale of the product.  Argyll Biotech will also submit periodic written reports to Immunosyn to document its efforts toward procuring regulatory approval of SF-1019, as well as clinical budgets and plans for each year during which development efforts are conducted.  Argyll Biotech will retain full responsibility for preparation and implementation of all trial protocols and regulatory activities and for all costs associated with those activities.

Distribution and Promotion

Immunosyn will assume full responsibility to promote and sell SF-1019 for its approved uses.  To accomplish this, Immunosyn has agreed to establish a sales force, and an order processing and distribution network for each country in which regulatory approval of SF-1019 is granted.  Immunosyn has also agreed to develop full marketing plans for each such country, although Argyll Biotech will retain a right to participate in all marketing and promotion activities.  Each party is responsible for its own costs associated with these activities.

License Fees

Immunosyn issued 147,000,000 shares of its Common Stock to Argyll Biotech in 2006 which Argyll Biotech has sold or expects to sell to raise funds for product development and regulatory approval for SF-1019.  The license fee was earned when paid and there are no restrictions on the release or use of the proceeds received by Argyll Biotech from the sale of Immunosyn’s shares, and these proceeds may be used at Argyll Biotech’s sole discretion for any purpose.  No refund will be owed by Argyll Biotech in the event the cost of development and regulatory approval is substantially less than the fee, nor are there any penalties owed by Argyll Biotech if it fails to complete product development or obtain regulatory approval for its distribution.

Payments and Reports

Argyll Biotech is not obligated to provide any accounting for its use of proceeds, nor does Immunosyn have any audit rights to inspect Argyll Biotech’s use of the license proceeds.

Manufacture and Supply

Argyll Biotech retains responsibility for manufacturing and supplying all of Immunosyn’s requirements of SF-1019.  Argyll Biotech and Immunosyn have agreed that the purchase price of SF-1019 sold by Argyll Biotech to Immunosyn will be forty percent (40%) of the gross sales price that Immunosyn sells SF-1019 to a third party consumer for.  Argyll Biotech shall also confirm through testing and other programs that the commercial quantities of SF-1019 that it manufactures are fully compliant with all manufacturing and laboratory standards applicable to drug products which are intended for use in humans.

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

Term and Termination

The exclusive worldwide license agreement shall remain in full force and effect for the later of 10 years from the date when SF-1019 is first commercially sold or the date when the patent coverage for SF-1019 expires in any country, which in most jurisdictions is generally for twenty (20) years from the date of filing on a country-by-country basis.  Either party may terminate the agreement only on account of an uncured material breach by the other party.  Immunosyn may terminate the agreement if a non-rebuttable regulatory or patient safety issue is raised, in which event all remaining license fee obligations will immediately be cancelled.  Any fees paid prior to termination are non-refundable.

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

In the United States, under the Prescription Drug User Fee Act (“PDUFA”), submission of an NDA with clinical data requires payment of a user fee.  For fiscal year 2007, that fee was $896,200.  Similar fees and requirements are in place in foreign jurisdictions.  In return, the relevant regulatory agencies assign time goals for reviewing NDAs prior to issuing a “complete response” in which an NDA may be approved, or denied if the regulatory agency’s criteria are not satisfied, or require additional clinical data.  Even if these data are submitted, the regulatory agency may ultimately decide that the NDA does not satisfy the criteria for approval.  If the regulatory agency approves the NDA, the product becomes available for physicians to prescribe, but even after approval, a regulatory agency may later decide to withdraw product approval if compliance with regulatory standards is not maintained or if safety problems occur after the product reaches the market.  A regulatory agency may also require post-marketing studies, known as Phase IV studies, as a condition to approval to develop additional information regarding the safety of a product.  In addition, a regulatory agency can require surveillance programs to monitor approved products that have been commercialized, and such agencies have the power to require changes in labeling or to prevent further marketing of a product based on the results of these post-marketing programs.

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

Argyll Biotech intends to seek to limit potential sources of competition by developing products that are eligible for orphan drug designation and approval or other forms of protection.  Specifically, Argyll Biotech intends to target CIDP as a potential candidate for treatment with SF-1019 due to its orphan drug for orphan drug status.  CIDP is listed by the National Organization for Rare Disorders (http://www.rarediseases.org/) as an orphan disease with less than 200,000 cases in the United States.  The only available treatment is IVIG (intravenous gamma globulin) at a cost of $2000-$6000 per month depending on dosage.  The mechanism of action of IVIG is to block release of inflammatory cytokines directly and therefore lasts only about 1-2 weeks.  However, due to their substantially greater resources, competitors may develop similar technologies and products more rapidly or may market them more effectively.  Competing technologies or products may be more effective than any of those that are being or will be developed by Argyll Biotech.  In addition, existing competitors enjoy the strategic advantages of existing brand recognition, marketing and distribution networks, thus enabling them to introduce new products much more rapidly than Immunosyn.

Employees

As of December 31, 2007, we had three executive officers, Mr. Stephen D. Ferrone, President and CEO, Mr. Douglas McClain, Jr., our Corporate Secretary, and G. David Criner, Chief Financial and Accounting Officer.  Stephen D. Ferrone is currently our only full-time employee.  On February 1, 2008, Douglas A. McClain, Jr. resumed the position of Chief Financial and Accounting Officer on a part-time basis following Mr. Criner’s resignation.  The Company expects to hire additional executive staff and employees, including potentially a full-time CFO, as needed.

Item 1A.                      Risk Factors

The risks and uncertainties described below are not the only ones we may face.  The following risks, together with additional risks and uncertainties not currently known to us or that we currently deem immaterial, could impair our business, financial condition and results of operation.

Risks Related to the Company’s Business

Our independent auditor has issued a going concern opinion which raises doubts about our ability to continue as a going concern.

Our independent auditor has expressed doubt about our ability to continue as a going concern.  Note 2 to our financial statements includes an explanatory paragraph expressing doubt about our ability to continue as a going concern.  Our ability to continue as a going concern is dependent on our ability to implement our business plan, raise capital and generate revenues.  Since inception, we have borrowed $632,016 from Argyll Equities, LLC and Argyll Biotech who together own approximately 60% of Immunosyn’s Common Stock.  These advances are unsecured and are to be repaid on demand.  In addition, the Company had accounts payable and accrued expenses of $151,693 and $16,717, respectively, as of December 31, 2007.

As of December 31, 2007, Immunosyn had an accumulated deficit of $828,600 and a working capital deficit of $733,523 which is considered insufficient to fund operations over the next 12 months.

Immunosyn or Argyll Biotech may not be able to secure financing, which in turn could affect Immunosyn’s and Argyll Biotech’s respective abilities to operate as a going concern.

As of December 31, 2007, Argyll Biotech had an accumulated deficit of approximately $715,000 and a working capital deficit of approximately $564,000.  Argyll Biotech does not anticipate any revenues in the foreseeable future but continues to incur significant losses from operations.  This raises substantial doubt about Argyll Biotech’s ability to continue as a going concern.  Argyll will require substantial additional financing to bring SF-1019 to market.  If adequate financing is not available to Argyll Biotech, it may be required to delay, scale back or eliminate some of its research and development programs or the proposed clinical trials of SF-1019, to relinquish rights to certain technologies or products or to license third parties to commercialize technologies and products that Immunosyn might otherwise seek to license.  Argyll Biotech’s inability to obtain financing, if required, would have a material adverse effect on the value of Immunosyn’s exclusive license and Immunosyn’s ability to develop its operations and implement its business plan.

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

Pursuant to a subpoena dated January 20, 2006 issued by the Securities and Exchange Commission (“SEC”) to an affiliate of Argyll Biotech in proceedings captioned In the Matter of Directors Financial Group, Ltd. and In The Matter of Prime Bank Securities, and pursuant to two subpoenas issued by the SEC to affiliates of Argyll Biotech on March 30, 2006 in a proceeding captioned In The Matter of The Argyll Group, LLC, the Company and its affiliates have been asked to produce all documents concerning a wide variety of topics including many related directly to a prior licensee of SF-1019, Nurovysn Merger Corporation.  Pursuant to a third subpoena, dated December 15, 2006, issued by the SEC to the Company, the Company has been asked to produce documents concerning private placements of the Company’s stock and other matters disclosed in this report.  The Company and its affiliates have actively cooperated with the SEC and have produced documents responsive to these subpoenas, completing their responses in early August 2007.  The Company has had no further communication with the SEC regarding the subpoenas since January 2007.  Although Immunosyn and its affiliates believe they have complied with the SEC’s subpoenas, there can be no assurance that the Company and its affiliates will not be found liable for one or more violations of law which could expose the Company and its affiliates, including Argyll Biotech, to liability for fines and penalties, as well as injunctive or other sanctions that might prohibit or restrict the Company’s or Argyll Biotech’s ability to proceed with financing its operations.  Even if the Company and its affiliates are fully in compliance with all of their legal obligations, the existence of these proceedings may delay or otherwise negatively impact their ability to conduct their operations.  Furthermore, the existence of these proceedings may discourage future investors from acquiring the securities of the Company or Argyll Biotech.

SF-1019 has not been approved for any human use nor for treatment of any particular disease, and such approval may never be obtained.

The Company is entirely dependent upon Argyll Biotech’s sole experimental drug, SF-1019, which has not been tested in any clinical trials.  Argyll Biotech is the assignee of a number of issued patents and pending patent applications filed in selected countries around the world.  Argyll Biotech has no issued patent on SF-1019 and the rights which Argyll Biotech has received from its pending patents and patent applications may not offer sufficient protection to allow it to manufacture, market and/or sell its products.  Argyll Biotech has not received regulatory approval of SF-1019’s use in clinical trials.  Argyll Biotech and the Company cannot guarantee that SF-1019 will ever receive regulatory approval for the uses for which it may be licensed to Immunosyn, namely, treatment of various diseases including, without limitation, CIDP, diabetic neuropathy and diabetic ulcers.  No clinical trials have been conducted anywhere and following commencement of any clinical trials, completion and evaluation of those trials may not occur or a substantial period of time may elapse before Immunosyn has a product that may be sold and distributed for human use.

Even if a new drug product is well along the path of a clinical trial and the trial is close to completion, regulatory authorities have the ability to shut down any trials due to safety, efficacy or other concerns; to request additional trials or data to verify results; or to force any portion or all of a trial to be repeated for any number of reasons.  Any such action by the regulatory authorities or any delay of a clinical trial could materially and adversely affect the Company’s exclusive license from Argyll Biotech.  Even if Argyll Biotech is successful in bringing SF-1019 into a clinical trial for treatment of various diseases including, without limitation, CIDP, diabetic neuropathy or diabetic ulcers, there can be no assurances that those trials will successfully demonstrate that SF-1019 is efficacious against various diseases including, without limitation, CIDP, diabetic neuropathy or diabetic ulcers.  Unless and until the appropriate regulatory authority provides a final approval for the use of SF-1019 for treating various diseases including, without limitation, CIDP, diabetic neuropathy or diabetic ulcers, the licensed rights will be of no value.

Immunosyn has been informed that Argyll Biotech is implementing controls to prevent unregulated use of SF-1019 and if Argyll Biotech is unable to do so or the FDA takes any action to prevent the export or experimental use of unapproved drugs such as SF-1019, the Company’s licensed rights will be of diminished value.

Prior to Argyll Biotech’s development of SF-1019, caprine serum had been the subject of unregulated use by parties unrelated to Argyll Biotech and the Company.  Last year, the Company  learned that research samples of SF-1019 have been used by several individuals in the United States and Mexico, and such uses have been publicized as “testimonials” on a shareholder’s web site.  To the extent unapproved research samples of SF-1019 have been exported from the United States or used in the United States, the FDA may issue cease and desist letters and take other action to prevent any further export, use or promotion within the United States.  Such actions by the FDA, if any, may delay or affect Argyll Biotech’s ability to obtain FDA approval for SF-1019 and will have a material adverse effect on the Company’s exclusive license from Argyll Biotech.

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

The Company depends on Argyll Biotech’s ongoing research and growing intellectual property portfolio to develop and protect technologies and products.

Argyll Biotech is developing pharmaceutical compositions directed to a new class of biological response modifiers it refers to as immune cell proliferating factors (“ICPF”).  These factors, derived from mammalian cells, have shown preliminary promise in laboratory testing by stimulating the immune system of otherwise healthy, but infected test animals.  SF-1019 is believed by Argyll Biotech to contain one or more such factors and Argyll Biotech is currently performing research to confirm this.  Argyll Biotech is working closely with one of the original developers of ICPF therapy, Professor Kenneth Willeford, of Mississippi State University (“MSU”).  Dr. Willeford is a named inventor of a number of Argyll Biotech’s pending patent applications, all of which are exclusively licensed by MSU to Argyll Biotech.  US Patent Application No. 10/825,603 (the “603 Application”), entitled “Prophylactic and therapeutic benefits of a new class of immune stimulating peptides,” has recently been allowed by the United States Patent and Trademark Office, and is expected to issue in the second quarter of 2008.

Argyll Biotech has transferred its worldwide rights to market and distribute SF-1019 to Immunosyn by way of an exclusive licensing agreement.  Argyll Biotech and Immunosyn together intend to pursue regulatory approval for SF-1019 and related technologies in the United States.  Neither Immunosyn nor Argyll can guarantee that any applications for additional patents will be granted in the United States Patent and Trademark Office or in any other patent offices, or that their proprietary compositions and/or treatments will receive regulatory approval from the United States Food and Drug Administration or any other regulatory body either within or outside the United States.

The pharmaceutical industry places considerable importance on obtaining patent and trade secret protection for new technologies, products and processes.  Argyll Biotech’s vigorous pursuit of patent protection will be balanced with a prudent preservation of trade secrets, assertive enforcement of intellectual property, and a sensible respect for the proprietary rights of others.  Predictions cannot be made at this time about results that future research may yield with regard to SF-1019 and related treatments, or about the viability of the prospective patent portfolio surrounding this technology.  Nevertheless, the Company’s success in the biological response modifiers market will depend on Argyll Biotech’s ability to obtain and enforce its intellectual property rights in the United States and abroad for the products and treatments that the Company is continually developing and that it intends to market and distribute.

Immunosyn’s exclusive license from Argyll Biotech is the Company’s primary asset and the exclusive license agreement, including, without limitation, the fee established in that agreement, is between related entities and does not bear any relationship to established or traditional methods of valuing such fees and, as such, may be unfair to the Company.

Pursuant to our exclusive license agreement with Argyll Biotech, the Company issued 147,000,000 shares of Common Stock to Argyll Biotech at par value of $0.0001 per share in payment of the exclusive world-wide license rights to SF-1019 for a term that will last for the later of 10 years from the date when SF-1019 is first commercially sold or the date when the patent covering SF-1019 expires, which in most jurisdictions is twenty years from the date of filing.  On October 25, 2007, Immunosyn entered into an Amended and Restated License Agreement with Argyll Biotech.  The amended license agreement expands the grant of rights to Immunosyn to include the exclusive worldwide right to market, sell, distribute and promote SF-1019 in its current form for multiple uses including the treatment of any and all diseases and pathological conditions (not just Chronic Inflammatory Demyelinating Polyneuropathy (CIDP), Diabetic Neuropathy (DN) and diabetic ulcers (DU)).  Immunosyn is further granted the rights to any improvement of SF-1019 and other compounds, which are developed under the same technology platform and which are chemically similar to SF-1019.  In conjunction, Immunosyn also obtained an exclusive, worldwide license to all intellectual property owned by or assigned to Argyll Biotechnologies, LLC for the purpose of marketing, distribution, sale and promotion of SF-1019.  Immunosyn continues to have the right of first offer to enter into additional license agreements for uses of other compounds that are developed and which are not already covered under the amended license agreement.  The exclusive license agreement is between related entities, was not negotiated in an arms-length transaction, and does not bear any relationship to established or traditional methods of valuing such fees.  Instead, the license rights were recorded at Argyll Biotech’s cost basis of the underlying patents licensed to Immunosyn.

Argyll Biotech may use the proceeds from the sale of our Common Stock for purposes other than the development and regulatory approval of SF-1019; the terms of Immunosyn’s exclusive license agreement do not provide the Company with any oversight or right to control Argyll Biotech’s use of such license fees.

Argyll Biotech reserves the right to use the cash and other proceeds it receives from the sale of the Company’s stock received as payment of its license fee for purposes other than development and regulatory approval of SF-1019, including corporate purposes of its other affiliates.  Furthermore, under the terms of the exclusive license agreement between Argyll Biotech and Immunosyn, the license fee was deemed earned by Argyll Biotech when Immunosyn issued its shares of Common Stock and non-refundable, regardless of the true cost of completing development and obtaining regulatory approval of SF-1019.  The Company has no right to control the proceeds received by Argyll Biotech from its sale of the Company’s stock, and the Company has no audit or other rights to require that all of these proceeds be applied solely to the development and regulatory approval of SF-1019.  If the amount required to achieve these goals is less than the amount of the proceeds received from Argyll Biotech’s sale of the Company’s stock, the Company will not be entitled to any refund.  In the event Argyll Biotech is unsuccessful in completing product development or obtaining regulatory approval, the Company has no right to make any claim with respect to Argyll Biotech’s use of the proceeds.

Argyll Biotech will be our sole supplier of SF-1019; the exclusive license agreement provides that the cost of SF-1019 to Immunosyn shall be equal to 40% of the “gross sale price” (as defined) of SF-1019 as sold to a third party customer by Immunosyn.  In the event Argyll Biotech succeeds in obtaining regulatory approval for distribution and sale of SF-1019, Argyll Biotech will be the sole supplier of SF-1019 to the Company.  In the event of any disruption in the manufacturing process of Argyll Biotech and its contractors, the Company will have no other source for purchasing SF-1019 and satisfying its customer commitments.  Argyll Biotech will determine the purchase price for SF-1019 in its reasonable discretion based on its manufacturing costs, development expenses, overhead and customary industry mark-up.

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

Under the Orphan Drug Act, the FDA may grant orphan drug designation to drugs intended to treat a rare disease or condition.  A disease or condition that affects populations of fewer than 200,000 people in the United States generally constitutes a rare disease or condition.  Argyll Biotech may seek orphan drug approval for certain aspects or treatment modalities of SF-1019 in an attempt to get SF-1019 into the marketplace more quickly and competitively.  There can be no assurances that SF-1019 is entitled to orphan drug status, that Argyll Biotech will proceed with this strategy or that, if it does proceed, any orphan drug designation will be approved or authorized.

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

The concept of using extracts from caprine serum to treat Acquired Immune Deficiency Syndrome (AIDS), as well as other diseases, was pioneered by the late Dr. Gary R. Davis.  A number of applications and provisional applications for patents have been filed on his behalf, including at least two provisional applications whose status as of the date of this report is undetermined.  The late Dr. Davis executed a Technology Assignment Agreement in favor of Argyll Biotech that purportedly transfers all of his rights in his intellectual property related to the development of treatments for AIDS.  However, Argyll Biotech is also aware of previous assignments by the late Dr. Davis to third parties covering his intellectual property, and Argyll Biotech has not determined to what extent those assignments conflict with or render the late Dr. Davis’ agreement with Argyll Biotech invalid.

Argyll Biotech is aware of the existence of several pending patent applications by a prospective competitor, Daval, based on work previously conducted by some of Argyll Biotech’s scientific consultants.  It is the Company’s belief that the invention disclosed in U.S. Patent Application No. 10/825,603 (the “603 Application”) licensed by Argyll Biotech is different from what is described in these disclosures, regardless of whether these disclosures describe patentable inventions.  As of the date of this report, Argyll Biotech has not received an opinion of non-infringement with respect to these patent claims nor has any analysis been conducted to determine whether any of these disclosures, or the prior work by the late Dr. Davis, cover Argyll Biotech’s development, manufacture or sale of SF-1019.

On or about July 27, 2006, Daval filed suit in the High Court of Justice, Chancery Division in London, England against Argyll Biotech and five of Argyll Biotech’s research scientists and others, including Douglas McClain, Sr., seeking an injunction and damages or an account of profits based on allegations of breach by the scientists and Mr. McClain of confidentiality agreements with Daval, breaches by such persons of their fiduciary duties and conspiracy by Argyll Biotech and certain of its shareholders to wrongfully disclose and use Daval’s alleged trade secrets.  Argyll Biotech has filed its defenses and continues to investigate the merits of the suit and the basis of its defenses including, among other grounds, that one of the active ingredients in SF-1019 disclosed in Argyll Biotech’s 603 Application is based on independent research by Argyll Biotech’s research scientists, and the method of producing SF-1019 is materially different from Daval’s process.  The action is listed for trial in the UK in January 2009.  Immunosyn is not involved in this litigation.

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

The Company’s success will depend in significant part on the development of its operations and the effective management of growth.  Any growth will place a significant strain on the Company’s systems and resources.  To manage future growth, the Company’s management must build operational and financial systems and expand, train, retain and manage its employee base.  The Company’s management may not be able to manage its growth effectively if its systems, procedures, controls and resources are inadequate to support operations.  In such case, the Company’s expansion would be halted or delayed and the Company may lose its opportunity to gain significant market share or the timing with which it would otherwise gain significant market share.  Any inability to manage growth effectively may harm the Company’s ability to institute its current or any subsequent business plans.  The strain on the Company’s systems, procedures, controls and resources is further heightened by the fact that its executive offices and the operational development facilities of Argyll Biotech are located in separate time zones, namely, San Diego, California, Chicago, Illinois, Hardwick, Massachusetts, and London, England.

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

SF-1019 or its variants are not expected to be available for commercial sale for at least two years, if at all.  Potential products that appear to be promising at early stages of development may not reach the market for a number of reasons, including:

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

The industry in which we operate is subject to extensive government regulation and SF-1019 requires regulatory approvals, which makes it more expensive for us and Argyll Biotech to operate our businesses.

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

The Company may be exposed to potential risks relating to our internal controls over financial reporting and our ability to have the operating effectiveness of our internal controls attested by our independent auditors.

As directed by Section 404 of the Sarbanes-Oxley Act of 2002 (“SOX 404”), the SEC adopted rules requiring public companies to include a report of management on the company’s internal controls over financial reporting in their annual reports, including in their Form 10-KSB.  We are subject to this requirement commencing with our fiscal year ending December 31, 2007 and a report of our management is included under Item 8A(T) of this Annual Report on Form 10-KSB.  In addition, SOX 404 requires the independent registered public accounting firm auditing a company’s financial statements to also attest to and report on the operating effectiveness of such company’s internal controls.  However, this annual report does not include an attestation report because, under current law, we will not be subject to these requirements until our annual report for the fiscal year ending December 31, 2008.  We can provide no assurance that we will comply with all of the requirements imposed thereby.  There can be no assurance that we will receive a positive attestation from our independent auditors.  In the event we identify significant deficiencies or material weaknesses in our internal controls that we cannot remediate in a timely manner or we are unable to receive a positive attestation from our independent auditors with respect to our internal controls, investors and others may lose confidence in the reliability of our financial statements.

Risks Related to the Company’s Securities

There is not now nor may there ever be an active market for the Company’s Common Stock.

The Company’s Common Stock is currently quoted on the Over-The-Counter Bulletin Board.  Trading of the Company’s Common Stock on such exchange has been light and sporadic.  Further, although the Company intends to seek to have its Common Stock listed on the NASDAQ Capital Market in the future, it can make no representation nor provide any assurance that its Common Stock will ever be able to meet the initial listing standards of this or any other stock exchange.  Even if the Company’s Common Stock becomes listed on the NASDAQ Capital Market, at any given time, several days or weeks may elapse with no trading whatsoever of the Common Stock.  The Company is providing no assurances of any kind or nature whatsoever that an active market for its Common Stock will ever develop.  Any investor in the Company should understand that there may be no alternative exit strategy for them to recover or liquidate their investments in the Common Stock.  Accordingly, investors must be prepared to bear the entire economic risk of an investment in the Common Stock for an indefinite period of time.

Additional uncertainty will be experienced with respect to the price of the Common Stock because the Company is a biotechnology entity and the market price of the securities of biotechnology companies is especially volatile.  The Company is in the development stage.  If the Company’s operations do not develop and its revenues do not grow or grow more slowly than the Company anticipates, if operating or capital expenditures exceed the Company’s expectations and cannot be adjusted accordingly or if some other event adversely affects the Company, the market price of its Common Stock will decline.

Even if the Company were to become a NASDAQ Capital Market company, it may not be able to attract the attention of major brokerage firms or securities analysts.

Security analysts and major brokerage houses may not provide coverage of the Company.  The Company may also not be able to attract any brokerage houses to conduct secondary offerings and other capital raising transactions with respect to its securities.  The Company’s business and ability to continue as a going concern would be adversely affected if it is unable to raise funds.

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

Pursuant to a subpoena dated January 20, 2006 issued by the Securities and Exchange Commission (“SEC”) to an affiliate of Argyll Biotech in proceedings captioned In the Matter of Directors Financial Group, Ltd. and In The Matter of Prime Bank Securities, and pursuant to two subpoenas issued by the SEC to affiliates of Argyll Biotech on March 30, 2006 in a proceeding captioned In The Matter of The Argyll Group, LLC, the Company and its affiliates have been asked to produce all documents concerning a wide variety of topics including many related directly to a prior licensee of SF-1019, Nurovysn Merger Corporation.  Pursuant to a third subpoena dated December 15, 2006 issued by the SEC to the Company, the Company has been asked to produce documents concerning private placements of the Company’s stock and other matters disclosed in this report.  The Company and its affiliates have actively cooperated with the SEC and have produced documents responsive to these subpoenas, completing their responses in early August 2007.  Immunosyn has had no further communication with the SEC regarding the subpoenas since January 2007.  Although Immunosyn and its affiliates believe they have complied with the SEC’s subpoenas, there can be no assurance that the Company or the Company’s affiliates will not be found liable for one or more violations of law which could expose the Company or the Company’s affiliates, including Argyll Biotech, to liability for fines and penalties, as well as injunctive or other sanctions that might prohibit or restrict the Company’s or Argyll Biotech’s ability to proceed with financing its operations or listing its Common Stock.

On or about July 27, 2006, Daval filed suit in the High Court of Justice, Chancery Division in London, England against Argyll Biotech and five of Argyll Biotech’s research scientists and others, including Douglas McClain, Sr., seeking an injunction and damages or an account of profits based on allegations of breach by the scientists and Mr. McClain of confidentiality agreements with Daval, breaches by such persons of their fiduciary duties and conspiracy by Argyll Biotech and certain of its shareholders to wrongfully disclose and use Daval’s alleged trade secrets.  Argyll Biotech has filed its defenses and continues to investigate the merits of the suit and the basis of its defenses including, among other grounds, that one of the active ingredients in SF-1019 disclosed in Argyll Biotech’s 603 Application is based on independent research by Argyll Biotech’s research scientists, and the method of producing SF-1019 is materially different from Daval’s process.  The action is listed for trial in the UK in January 2009.  Immunosyn is not involved in this litigation.

On December 19, 2007, a shareholder of the Company, Leon S. Segen, commenced an action in the U.S. District Court for the Southern District of New York derivatively on behalf of the Company to recover alleged short-swing profits from several alleged statutory insiders of the Company, including Company officer and director Douglas A. McClain, Jr.  The action includes the Company as a nominal defendant only and does not allege any claims of liability against the Company.

On March 19, 2008, a shareholder of the Company, Deborah Donoghue, commenced two actions – one in the U.S. District Court for the Southern District of California and the other in the U.S. District Court for the Southern District of New York -- derivatively on behalf of the Company to recover alleged short-swing profits from several alleged statutory insiders of the Company, including Company office and director Douglas A. McClain, Jr.  The actions include the Company as a nominal defendant only and do not allege any claims of liability against the Company.

Item 4.	Submission of Matters to a Vote of Security Holders.

None.

PART II

Item 5.	Market for Common Equity, Related Stockholder Matters and Small Business Issuer Purchases of Equity Securities.

Market for Common Equity

Our Common Stock began trading on the Over-The-Counter Bulletin Board (the “OTCBB”) on Friday, October 26, 2007, under the symbol “IMYN.”  According to Yahoo! Finance, the high and low sale prices of our Common Stock on the OTCBB during the fourth quarter of 2007 were $15.00 and $2.55, respectively.  These quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.  Prior to October 26, 2007, there was no public trading market for our securities.

As of March 14, 2008, 425,000,000 shares of our Common Stock were authorized for issuance, 272,000,000 shares of Common Stock were issued and outstanding and there were approximately 295 holders of record of our Common Stock.  As of March 28, 2008, 25,000,000 shares of our Preferred Stock were authorized for issuance and no shares of Preferred Stock were issued and outstanding.

Dividends

The Company has not paid any dividends on its capital stock and does not expect to pay dividends for the foreseeable future.

Securities Authorized for Issuance Under Equity Compensation Plans

The Company has established the 2006 Stock Option Plan (the “Plan”) under which the Board of Directors of the Company may grant options to purchase Common Stock to employees, directors and consultants of the Company.  The Company has reserved 7,450,000 shares of Common Stock for issuance under this Plan.  No such options have been granted to date.  The Plan is described in Note 6 to the Company’s consolidated financial statements.

The following table provides information as of December 31, 2007 relating to the Plan, the only compensation plan under which equity securities of the Company are authorized for issuance:

EQUITY COMPENSATION PLAN INFORMATION

	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	0	0	7,450,000
Equity compensation plans not approved by security holders	0	0	0
Total	0	0	7,450,000

Recent Sales of Unregistered Securities

Immunosyn agreed to pay The Blaine Group, Inc. $1,500 per month in restricted stock.  As a result, a total of  743 shares of Immunosyn stock have been allocated to be issued to The Blaine Group, Inc. in 2007.  Pursuant to a contract with Basic Investors, Inc., Immunosyn has allocated 10,000 shares of restricted Immunosyn stock.  See Note 6 to the consolidated financial statements.

Purchases of Equity Securities by the Small Business Issuer and Affiliated Purchasers

The following table provides information with respect to any purchase made by or on behalf of the Company or any “affiliated purchaser,” as defined, of shares of Common Stock of the Company:

SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES

Period	(a) Total Number of Shares (or Units) Purchased	(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
June 21, 2007 (1)	2,700,000	$.0001	0	0
August 24, 2007 (2)	250,000	$.0001	0	0
Total	2,950,000	$.0001	0	0

(1) This transaction does not constitute a “purchase.” The shares were acquired in satisfaction of Immunosyn’s obligations pursuant to an agreement with Manuel Bello for consulting services provided to Immunosyn.

(2) This transaction does not constitute a “purchase.”  The shares were acquired in satisfaction of Immunosyn’s obligations pursuant to an agreement with L & R Trust for consulting services provided to Immunosyn.

Item 6.	Management’s Discussion and Analysis or Plan of Operation.

Overview

Immunosyn is a development stage company that was formed in August 2006 and is headquartered in La Jolla, California.  In September 2006, it executed an exclusive license agreement with an affiliated company, Argyll Biotech, in exchange for 147,000,000 shares of its Common Stock or approximately 53.44% of the outstanding shares of the Company’s Common Stock.  The license agreement was amended and restated in October 2007.  Pursuant to the terms of the license agreement, as amended, the Company has an exclusive worldwide license to market, distribute and sell a biopharmaceutical drug product, currently referred to as SF-1019, for multiple uses including the treatment of a variety of diseases, subject to the receipt of appropriate regulatory approval in each jurisdiction where SF-1019 will be marketed.  Under the terms of its exclusive license, Immunosyn also has a right of first offer to extend its exclusive license to include variants of SF-1019 that may be approved by various regulatory authorities for treatment of other diseases and pathologies.  Argyll Biotech is responsible for all research and product development, clinical testing, regulatory approvals, production and product support.  In accordance with the amended license agreement, the parties agreed that the cost of SF-1019 to the Company will be 40% of the gross sales price of SF-1019 as sold to a third party customer by the Company.

As a sales, marketing, and distribution channel for SF-1019, Immunosyn’s primary business strategy is to build a sales and marketing force and related resources so that if SF-1019 is approved for human use it can be sold; and secondly, to increase awareness and acceptance of SF-1019 in the medical community.

As of the date of this report, we have no revenue and limited operations.  Our ability to obtain additional funding will determine our ability to continue as a going concern.  We have one principal asset, our exclusive license from Argyll Biotech, and one full-time and one part-time employee.  We do not expect to commence full scale operations or generate revenues unless and until Argyll Biotech completes development and obtains regulatory approval for SF-1019.  Since incorporation, we have not made any significant purchases or sale of assets, nor have we been involved in any mergers, acquisitions or consolidations.

Plan of Operation

At December 31, 2007, the Company had an accumulated deficit of $828,600 and a working capital deficit of $733,523.  Currently, an affiliated company provides general support services to the Company, without charge.  In addition, since inception, Immunosyn has borrowed $632,016 from Argyll Equities, LLC and Argyll Biotech who together own approximately 60% of Immunosyn’s Common Stock.  These advances are unsecured and will be repaid on demand.  In October 2007, the Company hired both a Chief Executive Officer and a Chief Financial Officer who has since left the Company.  The Company has advances from these parties as well.  The Company needs additional financing to continue its operations and may raise funds in the future privately or publicly.  The Company has listed its Common Stock on the Over-The-Counter Bulletin Board and trading commenced on October 26, 2007.

The Company intends to raise working capital through one or more financings to meet the following requirements:

•	Paying current administrative staff;

•	hiring staff, a full-time controller and five sales and marketing personnel;

•	purchasing capital equipment, including securing its principal offices, both executive and sales, and distribution facilities;

•	monitoring the progress of the research and development effort conducted by Argyll Biotech;

•	developing a marketing plan for the sale and distribution of SF-1019;

•	hiring industry consultants to assist in developing a channel strategy for sales and marketing of SF-1019, including direct sales, third party distributors, and strategic partnerships;

•	developing market awareness in the patient and medical community and educating those effected with various diseases including CIDP, diabetic neuropathy and diabetic ulcers and other diseases; and

•	selecting and compensating board members.

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

Off Balance Sheet Arrangements

None.

Item 7.	Financial Statements.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
Immunosyn Corporation
La Jolla, California
(A Development Stage Company)

We have audited the accompanying balance sheet of Immunosyn Corporation (a development stage company) as of December 31, 2007 and the related statements of expenses, changes in shareholders' equity (deficit), and cash flows for the year then ended and for the periods from August 3, 2006 (inception) through December 31, 2007 and from August 3, 2006 (inception) through December 31, 2006. These financial statements are the responsibility of Immunosyn Corporation’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform an audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. Immunosyn is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of Immunosyn’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Immunosyn Corporation as of December 31, 2007, and the results of operations and cash flows for the year then ended and for the periods from August 3, 2006 (inception) through December 31, 2007 and from August 3, 2006 (inception) through December 31, 2006 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that Immunosyn Corporation will continue as a going concern. As discussed in Note 2 to the financial statements, Immunosyn Corporation suffered losses from operations and has a working capital deficiency, which raises substantial doubt about its ability to continue as a going concern. Management's plans regarding those matters also are described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Malone & Bailey, P.C.

www.malone-bailey.com
Houston, TX
March 28, 2008

Immunosyn Corporation

(A Development Stage Company)

Balance Sheet

December 31, 2007
ASSETS
Current Assets
Cash	$24,115
Prepaid Expenses	51,480
Total Current Assets	75,595
Property and equipment, net of accumulated depreciation of $1,179	5,254
License rights	400,000
Deposits	4,642
Total Assets	$485,491

LIABILITIES AND SHAREHOLDERS’ EQUITY (DEFICIT)

Current Liabilities
Accounts payable	$151,693
Accrued expense	16,717
Advances from affiliates	640,708
Total Current Liabilities	809,118
Shareholders’ Equity (Deficit)
Common stock, $0.0001 par value, 425,000,000 shares authorized, 272,000,000 shares issued and outstanding	27,200
Additional paid-in capital	477,773
Deficit accumulated during the development stage	(828,600)
Total Shareholders’ Equity (Deficit)	(323,627)

Total Liabilities and Shareholders’ Equity (Deficit)	$485,491

See accompanying summary of accounting policies
and notes to financial statements.

Immunosyn Corporation

(A Development Stage Company)

Statements of Expenses

	Year Ended December 31, 2007	August 3, 2006 (inception) Through December 31, 2006	August 3, 2006 (inception) Through December 31, 2007
EXPENSES
General & administrative	$646,777	$155,763	$802,540
Interest expense	26,060	-	26,060
NET LOSS	$(672,837)	$(155,763)	$(828,600)
Net loss per share, basic and diluted	$-	$-	$-
Weighted average number of common shares outstanding	272,000,000	216,140,000	253,500,971

See accompanying summary of accounting policies
and notes to financial statements.

Immunosyn Corporation

(A Development Stage Company)

Statements of Cash Flows

	Year Ended December 31, 2007	August 3, 2006 (inception) Through December 31, 2006	August 3, 2006 (inception) Through December 31, 2007
Cash flows from operating activities:
Net loss	$(672,837)	$(155,763)	$(828,600)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	1,179	-	1,179
Imputed interest on advances from affiliates	26,060	-	26,060
Services rendered for stock	66,413		66,413
Changes in:			-
Prepaid expenses	(51,480)	-	(51,480)
Other assets	(2,500)	(2,142)	(4,642)
Accounts payable	151,693	-	151,693
Accrued expenses	2,671	14,046	16,717
Net cash used in operating activities	(478,801)	(143,859)	(622,660)
Cash flows from investing activities:
Purchase of property and equipment	(6,433)	-	(6,433)
Net cash used in investing activities	(6,433)	-	(6,433)
Cash flows from financing activities:
Net advances from affiliates	500,117	140,591	640,708
Sale of common stock	-	12,500	12,500
Net cash provided by financing activities	500,117	153,091	653,208
Net change in cash	14,883	9,232	24,115
Cash at beginning of period	9,232	-	-
Cash at end of period	$24,115	$9,232	$24,115
Supplemental Disclosures
Cash paid for interest	$-	$-	$-
Cash paid for income taxes	$-	$-	$-
Non-Cash Investing and Financing Activities
Stock issued for license rights	$-	$400,000	$400,000

See accompanying summary of accounting policies
and notes to financial statements.

Immunosyn Corporation
(A Development Stage Company)
STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY (DEFICIT)
For The Period From August 3, 2006 (Inception) through December 31, 2007

	Common Stock
	Shares	Par Value	Additional Paid-in Capital	Development Stage Accumulated Deficit	Total
Balance at August 3, 2006 (Inception)	-	$-	$-	$-	$-
Stock issued	125,000,000	12,500	-	-	12,500
Stock issued for license agreement	147,000,000	14,700	385,300	-	400,000
Net loss				(155,763)	(155,763)
Balance at December 31, 2006	272,000,000	27,200	385,300	(155,763)	256,737
Imputed interest on advances from affiliate	-	-	26,060	-	26,060
Shares issued for services	-	-	66,413	-	66,413
Net loss	-	-	-	(672,837)	(672,837)
Balance at December 31, 2007	272,000,000	$27,200	$477,773	$(828,600)	$(323,627)

See accompanying summary of accounting policies
and notes to financial statements.

Immunosyn Corporation
(A Development Stage Company)
Notes To Financial Statements

Note 1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Background

Immunosyn Corporation is a Delaware corporation formed August 3, 2006 and headquartered in La Jolla, California that has been granted an exclusive worldwide license to market, distribute and sell a biopharmaceutical drug product, currently referred to as SF-1019, in its current form.  Its current form has multiple uses including the treatment of any and all diseases and pathological conditions (not just Chronic Inflammatory Demyelinating Polyneuropathy (CIDP), Diabetic Neuropathy (DN) and diabetic ulcers (DU)). This license was granted from an affiliated company, Argyll Biotechnologies, LLC (“Argyll Biotech”).  Immunosyn is further granted the rights to any improvements of SF-1019 and other compounds, which are developed under the same technology platform and which are chemically similar to SF-1019.

Cash and Cash Equivalents

For purposes of the statement of cash flows, Immunosyn considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.

Long-Lived Assets

Long-lived assets to be held and used are reviewed for impairment whenever events or changes in circumstances indicate that their carrying amount may not be recoverable. The carrying amount is not recoverable if it exceeds the sum of the undiscounted cash flows expected to result from the use and eventual disposition of the asset. If the carrying amount is not recoverable, an impairment loss is recognized for the amount by which the carrying amount of the asset exceeds its fair value.  Impairment testing was conducted as of December 31, 2007 by outside experts with no impairment found.

Property and Equipment

Property and equipment are stated at cost, net of accumulated depreciation. Depreciation is computed using the straight –line method over the estimated useful lives of the respective assets, generally five years

Income Taxes

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

Note 2.  GOING CONCERN UNCERTAINTY

The accompanying financial statements have been prepared assuming that Immunosyn will continue as a going concern. Immunosyn was formed in August 2006 with an initial source of financing from issuance of common stock and an advance from an affiliate. As shown in the financial statements, Immunosyn had an accumulated deficit of $828,600 and a working capital deficit of $733,523 as of December 31, 2007 which is considered insufficient to fund operations over the next 12 months. Management is trying to raise additional capital through sales of common stock as well as seeking financing from third parties. These conditions raise substantial doubt about Immunosyn’s ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Note 3.  LICENSE RIGHTS

Grant of Rights

Under the terms of the license agreement executed on September 28, 2006, Immunosyn was granted the exclusive worldwide right to market, distribute, sell and promote SF-1019 for treatment of CIPD, diabetic neuropathy and diabetic ulcers by Argyll Biotech, in exchange for 147,000,000 shares of the common stock of the Company. On October 25, 2007, Immunosyn and Argyll Biotech amended the license agreement to expand the grant of rights to Immunosyn to include the exclusive worldwide right to market, sell, distribute and promote SF-1019 in its current form for multiple uses including the treatment of any and all diseases and pathological conditions (not just Chronic Inflammatory Demyelinating

Polyneuropathy (CIDP), Diabetic Neuropathy (DN) and diabetic ulcers (DU)).  Immunosyn is further granted the rights in this amended license agreement to any improvements of SF-1019 and other compounds, which are developed under the same technology platform and which are chemically similar to SF-1019. Argyll Biotech purchased a group of patents for $5,000,000 which, along with other intellectual property, is included in the license agreement  Also, during the first five years of the term of the license agreement, Immunosyn has the right to enter into partnering arrangements with Argyll Biotech for development of other novel drug treatment products.

Development and Regulatory Matters

Argyll Biotech anticipates that it will commence clinical trials and studies of SF-1019 and prepare and submit all filings required for regulatory approval of that product for treatment of CIPD, RSD, diabetic neuropathy and diabetic ulcers, both in the United States and in other countries that are targeted for distribution and sale of the product. Argyll Biotech is required to submit periodic written reports to Immunosyn to document its efforts toward procuring such regulatory approval, as well as clinical budgets and plans for each year during which development efforts are conducted. Argyll Biotech retains full responsibility for preparation and implementation of all trial protocols and regulatory activities and for all costs associated with those activities.

Distribution and Promotion

Immunosyn assumes full responsibility to promote, distribute and sell SF-1019 for its approved uses in the appropriate jurisdictions. To accomplish this, Immunosyn plans to develop a sales force, and an order processing and distribution network for each country in which regulatory approval of SF-1019 is granted. Immunosyn plans to develop full marketing plans for each such country, although Argyll Biotech will retain a right to participate in all marketing and promotion activities. Each party is responsible for its own costs associated with these activities.

License Fees

As consideration to Argyll Biotech for the rights granted to Immunosyn under the agreement, Immunosyn issued 147,000,000 shares of common stock to Argyll Biotech.

Payments and Reports

Argyll Biotech is not obligated to provide any accounting for its use of proceeds, nor does Immunosyn have any audit rights to inspect Argyll Biotech’s use of the license proceeds. Immunosyn is required to submit periodic sales reports to Argyll Biotech.

Manufacture and Supply

Argyll Biotech retains responsibility for manufacturing and supplying all of Immunosyn’s requirements of SF-1019. Argyll Biotech and Immunosyn have agreed that the cost of SF-1019 to Immunosyn shall be equal to forty percent (40%) of the gross sales price of SF-1019 as sold to a third party customer by Immunosyn.  Argyll Biotech shall also confirm through testing and other programs that the commercial quantities of SF-1019 that it manufactures are fully compliant with all manufacturing and laboratory standards applicable to drug products which are intended for use in humans.

Ownership, Patents and Trademarks

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

Valuation

The license rights are recorded at Argyll Biotech’s cost basis of the underlying patents licensed to Immunosyn due to Argyll Biotech being a related party.

Note 4.  PROPERTY AND EQUIPMENT

Property and equipment consisted of the following:

December 31, 2007
Office and computer equipment	$6,433
Less: accumulated depreciation	(1,179)
$5,254

Depreciation expense was $1,179 for the year ended December 31, 2007.

Note 5.  ADVANCES FROM AFFILIATES

Immunosyn was advanced $632,016 from Argyll Equities, LLC and Argyll Biotech who together own approximately 60% of Immunosyn’s common stock. These advances are unsecured and are to be repaid on demand. Interest expense in the amount of $26,060 was accrued using an annual rate of 7.5%.

 Advances from Stephen D. Ferrone, CEO and President of Immunosyn, in the amount of $7,936 and from G. David Criner, CFO, in the amount of $756 are due and payable.

Note 6.  STOCKHOLDERS’ EQUITY

Between August 3, 2006 and August 31, 2006, Immunosyn sold a total of 125,000,000 shares of Common Stock, at a purchase price of $0.0001 per share, to the selling stockholders, resulting in gross proceeds to the Company of $12,500.

In September 2006, a total of 147,000,000 shares of Common Stock were issued to Argyll Biotech as a non-refundable payment of the license fee for Immunosyn's exclusive license to SF-1019.

Immunosyn entered into a 12 month contract with The Blaine Group, Inc. (TBG) on October 12, 2007 for TBG to undertake a national financial public relations and investors relations campaign for Immunosyn.  As part of this contract, TBG agrees to handle all public relations matters, as agreed upon, for Immunosyn.  This contract shall continue until terminated by either party with thirty days written notice.  Immunosyn agreed to pay TBG $1,500 per month in restricted stock.  As a result, a total of 743 shares of Immunosyn stock have been allocated to be issued to TBG in 2007.

Immunosyn entered into a contract with Basic Investors, Inc. (Basic) on October 15, 2007 to engage Basic to provide management and financial consulting services to Immunosyn.  The term of this contract is from October 15, 2007 through October 15, 2008.  Pursuant to this contract, Immunosyn has allocated 10,000 shares of restricted Immunosyn stock.

Stock Options

Immunosyn has adopted a stock option plan for employees, outside consultants, and directors. There are 7,450,000 common shares available for grant under the plan. The plan allows for incentive options with exercise prices of at least 100% of the fair market value of Immunosyn’s common stock and nonqualified options with exercise prices of at least 85% of the fair market value of Immunosyn’s common stock.

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

No options have been granted as of December 31, 2007.

Note 7.  INCOME TAXES

Deferred taxes are provided on a liability method whereby deferred tax assets are recognized for deductible temporary differences, and deferred tax liabilities are recognized for taxable temporary differences. Temporary differences are the differences between the reported amount of assets and liabilities and their tax basis. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.  Since inception, Immunosyn has incurred net losses and, therefore, has no tax liability. The net deferred tax asset generated by the loss carry-forward has been fully reserved. The cumulative net operating loss carry-forward is $828,600 with $155,800 which will expire at December 31, 2026, and $672,800 which will expire December 31, 2027.

At December 31, 2007, deferred tax assets consisted of the following:

Net Operating Losses	281,724
Less: valuation allowance	(281,724)
Net deferred tax asset	-

Note 8.  COMMITMENTS AND CONTINGENT LIABILITIES

On October 12, 2007, Immunosyn entered into a 12 month contract with The Blaine Group, Inc. (TBG) for TBG to undertake a national financial public relations and investors relations campaign for Immunosyn.  As part of this contract, TBG agrees to handle all public relations matters, as agreed upon, for Immunosyn.  This contract shall continue until terminated by either party with thirty days written notice.  Immunosyn agreed to pay TBG $10,000 as a monthly retainer fee.  $8,500 of this retainer is payable in cash and $1,500 in restricted stock to be valued at current market value on the date of issue.

Pursuant to a subpoena dated January 20, 2006 issued by the Securities and Exchange Commission to an affiliate of Argyll Biotech in proceedings captioned In the Matter of Directors Financial Group, Ltd. and In The Matter of Prime Bank Securities, and pursuant to subpoenas issued by the SEC to affiliates of Argyll Biotech on March 30, 2006 and to Immunosyn on December 15, 2006 in a proceeding captioned In The Matter of The Argyll Group, LLC, Immunosyn and its affiliates have been asked to produce all documents concerning a wide variety of topics including many related directly to Immunosyn. Immunosyn and Argyll Biotech’s affiliates actively cooperated with the SEC and produced documents responsive to these subpoenas, completing their  responses in early August 2007.  Immunosyn has had no further communication with the SEC regarding the subpoenas since January 2007.

On December 19, 2007, a shareholder of Immunosyn, Leon S. Segen, commenced an action in the Southern District of New York derivatively on behalf of Immunosyn to recover alleged short-swing profits from several alleged statutory insiders of Immunosyn, including Immunosyn officer and director Douglas A. McClain Jr.  The action includes Immunosyn as a nominal defendant only and does not allege any claims of liability against Immunosyn.

On March 19, 2008, a shareholder of the Company, Deborah Donoghue, commenced two actions – one in the U.S. District Court for the Southern District of California and the other in the U.S. District Court for the Southern District of New York -- derivatively on behalf of the Company to recover alleged short-swing profits from several alleged statutory insiders of the Company, including Company office and director Douglas A. McClain, Jr.  The actions include the Company as a nominal defendant only and do not allege any claims of liability against the Company.

On or about July 27, 2006, Daval, filed suit in the High Court of Justice, Chancery Division in London, England against Argyll Biotech and five of Argyll Biotech’s research scientists and others, including Douglas McClain, Sr., seeking an injunction and damages or an account of profits based on allegations of breach by the scientists and Mr. McClain of confidentiality agreements with Daval, breaches by such persons of their fiduciary duties and conspiracy by Argyll Biotech and certain of its shareholders to wrongfully disclose and use Daval’s alleged trade secrets. Argyll Biotech has filed its defenses and continues to investigate the merits of the suit and the basis of its defenses including, among other grounds, that one of the active ingredients in SF-1019 disclosed in Argyll Biotech’s 603 Application is based on independent research by Argyll Biotech’s research scientists, and the method of producing SF-1019 is materially different from Daval’s process.  The action is listed for trial in the UK in January 2009. Immunosyn is not involved in this litigation.

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

Item 8.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

Item 8A(T).	Controls and Procedures.

Controls and Procedures

The Company maintains disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended) that are designed to ensure that information required to be disclosed by the Company in reports it files or submits under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to the Company’s management, including the Company’s Chief Executive Officer and Chief Financial and Accounting Officer, as appropriate, to allow timely decisions regarding required disclosures.  In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.  As of the end of the period covered by this report, and under the supervision and with the participation of management, including its Chief Executive Officer and Chief Financial and Accounting Officer, who are responsible for establishing and maintaining adequate internal control over financial reporting as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act, such persons conducted an evaluation of the effectiveness of the design and operation of these disclosure controls and procedures. Based on this evaluation and subject to the foregoing, the Company’s Chief Executive Officer and Chief Financial and Accounting Officer concluded that these controls are not effective because there are material weaknesses in our internal control over financial reporting.  A material weakness is a deficiency, or a combination of control deficiencies, in internal control over reporting such that there is a reasonable possibility that that a material misstatement of Immunosyn’s annual or interim financial statements will not be prevented or detected on a timely basis.

The material weakness relates to the monitoring and review of work preformed by Immunosyn’s Chief Financial Officer in the preparation of audit and financial statements, footnotes and financial data provided to Immunosyn’s registered public accounting firm in connection with the annual audit.  All of Immunosyn’s accounting functions including financial reporting are carried out by our Chief Financial Officer with review functions provided by our Chief Executive Officer and we do not have an audit committee at this time.  The lack of accounting staff results in a lack of segregation of duties and technical accounting experience necessary for an effective internal control system.

Immunosyn recognizes the importance of internal controls.  As Immunosyn is currently a development stage company with limited ongoing financial operations, management is making an effort to mitigate this material weakness to the fullest extent possible.  At present this is done by having the Chief Executive Officer review Immunosyn’s financial statements, account reconciliations and accounts payable reports that have been prepared by Chief Financial Officer for reasonableness.  All unexpected results are investigated.  At any time, if it appears that any control can be implemented to continue to mitigate such weakness, it will be immediately implemented.  As Immunosyn grows in size and as its finances allow, management will hire sufficient accounting staff and implement appropriate procedures for monitoring and review of work performed by our Chief Financial Officer.

Management’s Annual Report on Internal Control over Financial Reporting

Section 404 of the Sarbanes-Oxley Act of 2002 requires that management document and test the Company’s internal control over financial reporting and include in this Annual Report on Form 10-KSB a report on management’s assessment of the effectiveness of our internal control over financial reporting.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) of the Securities Exchange Act of 1934, as amended.  Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based upon the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  Based on that evaluation, our management certifies that this report is complete, that this report complies with all relevant regulatory requirements, and that our internal control over financial reporting is not effective, as of December 31, 2007.

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting.  Management’s report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit us to provide only management’s report in this annual report.

Changes in Internal Controls

During the year ended December 31, 2007, there have not been any changes in the Company’s internal controls that have materially affected or are reasonably likely to materially affect, the Company’s internal control over financial reporting.   However, please note the discussion above.

Item 8B.	Other Information.

None.

PART III

Item 9.	Directors, Executive Officers, Promoters, Control Persons and Corporate Governance; Compliance with Section 16(a) of the Exchange Act.

Set forth below is information regarding the Company’s current directors and executive officers.  There are no family relationships between any of our directors or executive officers.  The directors are elected annually by stockholders.  The executive officers serve at the pleasure of the Board of Directors.

Name	Age	Title
Stephen D. Ferrone	57	President and Chief Executive Officer, Director
Douglas A. McClain, Jr.	33	Chairman of the Board, Chief Financial and Accounting Officer, Secretary, Director
Myron W. Wentz	67	Director

STEPHEN D. FERRONE, President and Chief Executive Officer, Director

Mr. Ferrone was appointed by the Company to serve as the President and Chief Executive Officer of the Company and a member of the Board of Directors effective the opening of business on October 15, 2007.  Mr. Ferrone, 57, is an attorney with more than 20 years of experience in the investment industry, having held senior leadership and management roles in marketing and sales with a number of publicly traded financial services companies including Morningstar, Inc., ABN-AMRO and Charles Schwab & Co., Inc.  From August 2005 to October 2007, Mr. Ferrone was the founder and principal of SF Consulting, a private business consulting company.  From May 2005 to August 2005, Mr. Ferrone served as the Director of Distribution and National Sales of Morningstar, Inc. and Morningstar Investment Services.  From August 1996 to April 2005, Mr. Ferrone had various roles at ABN-AMRO Asset Management and ABN-AMRO Investment Fund Services including Senior Managing Director and National Sales Director.  From May 1991 to August 1996, Mr. Ferrone served as a Regional marketing Director of Charles Schwab & Co., Inc. and Schwab Institutional.  In addition, from September 1977 to May 1983, Mr. Ferrone served as an Assistant State’s Attorney and felony trial prosecutor in the Cook County State’s Attorney’s Office in Chicago, Illinois.  He holds a JD degree from Loyola University School of Law and a BA from Northwestern University.  He is also a licensed securities broker holding series 7, 24 and 63 licenses.

Mr. Ferrone is not currently a director of any other reporting company.  There are no family relationships between Mr. Ferrone and any of the other directors or executive officers of the Company.  Mr. Ferrone, through SF Consulting, was previously a party to a consulting arrangement with the Company which called for payments aggregating $150,000.  Mr., Ferrone served as a director and officer of a predecessor of the Company, Nurovysn Merger Corporation, which was dissolved in August 2006.

DOUGLAS A. MCCLAIN, JR., Chairman of the Board, Chief Financial and Accounting Officer, Corporate Secretary, Director

Mr. McClain is 33 years of age and a financial executive with 10 years of experience.  In 2002, Mr. McClain co-founded Argyll Equities, LLC and its affiliates (including Argyll Biotech), a boutique private equity investment banking and corporate finance firm, where he serves as an executive officer and director.  In 1999, he joined International Profit Associates, a business consulting firm, as a Senior Executive responsible for mergers and acquisitions, and corporate finance, where he was employed until 2001.  Mr. McClain graduated with a Bachelor of Business Administration in finance from Mercer University’s Stetson School of Business and Economics in 1996.  Mr. McClain was a founder of the Company and has been a director and officer since inception in August 2006.  Mr. McClain resigned as Chief Financial Officer and Chief Accounting Officer of the Company effective the close of business on Friday, October 19, 2007, but resumed such positions on February 1, 2008.  He is also Chairman of the Board of Directors and Secretary of the Company.

MYRON W. WENTZ, Director

Myron W. Wentz became a director of the Company on March 14, 2008.  Dr. Wentz is Chairman of the Board and Chief Executive Officer of USANA Health Sciences, Incorporated (NASDAQ: USNA).  Dr. Wentz founded USANA in 1992 and has been the Chairman and CEO since its inception.  USANA is a public company that develops and manufactures nutritional and personal care products that are sold directly to preferred customers and associates throughout the world.  In 1974, Dr. Wentz founded Gull Laboratories (the former parent company of USANA) and served as President and Chairman from 1974 to 1994 during which time Gull developed, manufactured and marketed medical diagnostic test kits designed to detect infectious diseases, particularly those caused by viruses, and used in private and hospital laboratories around the world.  Gull was sold to Fresenius, a German medical products company, in 1994 although Dr. Wentz continued as Chairman until 1998.  In 1998, Dr. Wentz founded Sanoviv Medical Institute, a holistic medical facility located on the pacific Coast near Rosarito Beach, Mexico.  Dr. Wentz received his doctorate from North Central College in Illinois.

As part of the Stock Purchase and Option Agreement dated March 13, 2008 between Dr. Wentz and Argyll Biotech, the Company’s largest shareholder, Argyll Biotech agreed to nominate and/or cause Dr. Wentz (or his designees) to be elected to the Company’s Board of Directors at each annual meeting of stockholders for so long as Dr. Wentz owns at least 200,000 shares of the Company’s Common Stock and Argyll Biotech agreed to vote all, or cause (to the extent within its control) to be voted all, shares of the Company’s Common Stock owned or controlled by Argyll Biotech, directly or indirectly, to be voted to elect Dr. Wentz or his designee to serve on the Company’s Board of Directors for so long as Dr. Wentz owns at least 200,000 shares of the Company’s Common Stock.  Dr. Wentz agreed to serve on the Company’s Board of Directors if elected.

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

Compliance with Section 16(a) of the Exchange Act

Section 16(a) of the Exchange Act, as amended, requires our executive officers, directors and persons who beneficially own more than 10% of our shares of Common Stock to file reports of their beneficial ownership and changes in ownership (Forms 3, 4 and 5, and any amendment thereto) with the SEC.  Executive officers, directors, and greater-than-ten percent holders are required to furnish us with copies of all Section 16(a) forms they file.

Based solely upon a review of Forms 3, 4 and 5 furnished to us for the fiscal year ended December 31, 2007, we have determined that our directors, officers and greater than 10% beneficial owners, except as provided below, complied with all applicable Section 16 filing requirements.

Argyll Biotech, Padmore Holdings, Ltd., Clairsvelle Holdings, Ltd., Cuxhaven Holdings, Ltd., Argyll Equities, James T. Miceli and Douglas A. McClain, Jr. were late in filing one or more transactions on Form 4.

Code of Ethics

The Company has adopted a code of ethics that applies to the Company’s principal executive officer, principal financial and accounting officer, or persons performing similar functions.  This code of ethics is available, free of charge, on our website at www.immunosyn.com.

Corporate Governance

Nominating Process

The Company’s Board of Directors has no nominating committee.  When the Company develops its operations, it will create a nominating committee.  In the meantime, the entire Board of Directors is acting as the Company’s nominating committee.  There are no material changes to the procedures by which security holders may recommend nominees to the Company’s Board of Directors.

Audit Committee Financial Expert

The Company does not have an audit committee or a compensation committee of its Board of Directors.  In addition, the Company’s Board of Directors has determined that the Company does not have an audit committee financial expert serving on the Board.  When the Company develops its operations, it will create an audit and a compensation committee and will seek an audit committee financial expert for its Board and audit committee.  Until it has such committees and such an expert, the Company will not be able to list its stock on the major securities exchanges or the Nasdaq.  In the meantime, the entire Board of Directors is acting as the Company’s audit committee.

Item 10.	Executive Compensation.

The following table sets forth information concerning all cash and non-cash compensation awarded to, earned by or paid to the named executive officers during the 2007 fiscal year:

Summary Compensation Table – 2007

Name and Position (a)	Year (b)	Salary ($) (c)	Bonus ($) (d)	Stock Awards ($) (e)	Option Awards ($) (f)	Non-Equity Incentive Plan Compensation ($) (g)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($) (h)	All Other Compensation ($) (i)	Total ($) (j)
D. Kent Norton, President and CEO (1)	2007	0	0	0	0	0	0	0	0
Stephen D. Ferrone, President and CEO (2)	2007	7,696	0	0	0	0	0	0	7,696
Douglas A. McClain, Jr., Chief Financial and Accounting Officer (3)	2007	0	0	0	0	0	0	0	0
G. David Criner, Chief Financial and Accounting Officer (4)	2007	7,043	0	0	0	0	0	0	7,043

(1) Mr. Norton resigned his positions as President and Chief Executive Officer of the Company and a member of the Board of Directors effective the close of business on Friday, October 12, 2007.

(2) Stephen D. Ferrone was appointed by the Company to serve as the President and Chief Executive Officer of the Company and a member of the Board of Directors effective the opening of business on October 15, 2007 to fill the vacancy created by the resignation of Mr. Norton from such positions.

(3) Douglas A. McClain, Jr. resigned as Chief Financial Officer and Chief Accounting Officer of the Company effective the close of business on Friday, October 19, 2007.  He remained as a member of the Board of Directors and as Secretary of the Company.  Mr. McClain was appointed by the Company to serve as the Chairman of the Board of the Company effective the opening of business on October 22, 2007.  Mr. McClain resumed his role as Chief Financial and Accounting Officer of the Company effective February 1, 2008 upon the resignation of Mr. Criner.

(4) G. David Criner was appointed by the Company to serve as the Chief Financial Officer and Chief Accounting Officer of the Company effective the opening of business on October 22, 2007 to fill the vacancy created by the resignation of Mr. McClain from such positions.  Mr. Criner resigned his position effective February 1, 2008.

Narrative Disclosure to Summary Compensation Table

D. Kent Norton, the Company’s President and Chief Executive Officer until October 12, 2007, was not a party to an employment agreement with the Company.

Effective October 15, 2007, Stephen D. Ferrone and the Company entered into an Employment Agreement (the “Ferrone Employment Agreement”) pursuant to which Mr. Ferrone is employed by the Company as its President and Chief Executive Officer, as described below.  In addition, Argyll Biotechnologies, LLC has agreed to nominate and/or cause Mr. Ferrone to be elected to the Company’s Board of Directors at each annual meeting of stockholders during the Term.  The term of the Ferrone Employment Agreement began on October 15, 2007 and will terminate on December 31, 2009, unless earlier terminated, and will automatically extend for each succeeding one year period unless either party provides the other with a written notice at least 30 days prior to the end of the then current Term advising that the party providing the notice shall not agree to so extend the Term (the “Term”).

On November 15, 2007, Mr. Ferrone and the Company entered into a First Amendment to the Ferrone Employment Agreement pursuant to which the parties agreed to change the base compensation Mr. Ferrone is to receive from the Company under the Ferrone Employment Agreement to a base salary equal to $3,000 per month (or pro rata portion thereof) payable semi-monthly (less applicable taxes and withholdings).  Under this Amendment, Mr. Ferrone’s base salary continues to be subject to annual review by the Company’s Board or the Compensation Committee thereof for discretionary periodic increases but not decreases.

Under the Ferrone Employment Agreement, Mr. Ferrone is to receive a bonus for each year of the Term equal to (1) one half of one percent (0.5%) on gross revenues (GR) less the Company’s cost of product of $0-$500 million dollars, (2) three quarters of one percent (0.75%) on GR of $500 million to one billion dollars and (3) one percent (1%) on GR above one billion dollars, paid between January 1 and March 15 of the following year (“Bonus”).

Mr. Ferrone is to participate in all of the Company’s employee benefit and incentive compensation plans and arrangements made available during the Term to its other senior executives, including health insurance, and is entitled to four weeks of paid vacation per year and five sick days per year.  The Company is to promptly reimburse Mr. Ferrone for his reasonable out-of-pocket expenses incurred in connection with his employment by the Company.

Under the Ferrone Employment Agreement, additional amounts are payable to Mr. Ferrone by the Company under certain circumstances upon the termination of the Ferrone Employment Agreement.  If the termination is on account of Mr. Ferrone’s death or “Disability” (all as defined in the Ferrone Employment Agreement), no additional amount (other than payment of Base Salary and/or Bonus accrued and due through the date of Mr. Ferrone’s death or termination for Disability) shall be payable to Mr. Ferrone.  If the termination is on account of the Company’s termination of Mr. Ferrone’s employment “For Cause” or Mr. Ferrone’s resignation “Without Good Reason” (all as defined in the Ferrone

Employment Agreement), no additional amount (other than payment of Base Salary through the date of termination) shall be payable to Mr. Ferrone.  If the termination is on account of Mr. Ferrone’s resignation “For Good Reason,” or the Company’s termination of Mr. Ferrone’s employment “Without Cause,” Mr. Ferrone shall receive, subject to his continued compliance with his confidentiality and nonsolicitation obligations under the Ferrone Employment Agreement, continued payments in an amount equal to the greater of (1) 12 months of his then current monthly Base Salary or (2) $400,000, payable in accordance with the Company’s normal payroll practices and policies,  accrued Bonus and benefit plan payments, accrued vacation and continued coverage under the Company’s medical, dental and life insurance benefits for the 12-month period immediately following Mr. Ferrone’s resignation or termination, as applicable.

Under the Ferrone Employment Agreement, the Company is required to maintain directors’ and officers’ liability insurance for Mr. Ferrone during the Term. The Company is also required to indemnify Mr. Ferrone in certain circumstances.

Under the Ferrone Employment Agreement, Mr. Ferrone is eligible to participate in the Company’s Stock Option Plan; otherwise Mr. Ferrone is to be granted options subject to approval by the Compensation Committee of the Board of Directors and in a manner customary for like companies in the industry (such option exercise price being equal to the fair market value of the stock on December 31st of the Term year for which they are being granted).  No such options have yet been granted to Mr. Ferrone by the Company.

There has not been and there is currently no arrangement with Mr. McClain to provide compensation for his executive services to the Company as Chief Financial and Accounting Officer.

Effective October 22, 2007, G. David Criner and the Company entered into an Employment Agreement (the “Criner Employment Agreement”) pursuant to which Mr. Criner was employed by the Company as its Chief Financial Officer and Chief Accounting Officer, as described below.  The term of the Criner Employment Agreement began on October 22, 2007 and will terminate on December 31, 2009, unless earlier terminated, and will automatically extend for each succeeding one (1) year period unless either party provides the other with a written notice at least 30 days prior to the end of the then current Term advising that the party providing the notice shall not agree to so extend the Term (the “Term”).  Mr. Criner resigned his position on February 1, 2008.

On November 15, 2007, Mr. Criner and the Company entered into a First Amendment to the Criner Employment Agreement pursuant to which the parties agreed to change the base compensation Mr. Criner is to receive from the Company under the Criner Employment Agreement to a base salary equal to $3,000 per month (or pro rata portion thereof) payable semi-monthly (less applicable taxes and withholdings).  Mr. Criner’s base salary is subject to annual review by the Company’s Board or the Compensation Committee thereof for discretionary periodic increases but not decreases.

Under the Criner Employment Agreement, Mr. Criner is to receive a bonus for each year of the Term as determined by the Board of Directors, paid between January 1 and March 15 of the following year (“Bonus”).

Mr. Criner is to participate in all of the Company’s employee benefit and incentive compensation plans and arrangements made available during the Term to its other senior executives, including health insurance, and is entitled to 4 weeks of paid vacation per year and 5 sick days per year.  The Company is to promptly reimburse Mr. Criner for his reasonable out-of-pocket expenses incurred in connection with his employment by the Company.

Under the Criner Employment Agreement, additional amounts are payable to Mr. Criner by the Company under certain circumstances upon the termination of the Criner Employment Agreement.  If the termination is on account of Mr. Criner’s death or “Disability” (all as defined in the Criner Employment Agreement), no additional amount (other than payment of Base Salary and/or Bonus accrued and due through the date of Mr. Criner’s death or termination for Disability) shall be payable to Mr. Criner.  If the termination is on account of the Company’s termination of Mr. Criner’s employment “For Cause” or Mr. Criner’s resignation “Without Good Reason” (all as defined in the Criner Employment Agreement), no additional amount (other than payment of Base Salary through the date of termination) shall be payable to Mr. Criner.  If the termination is on account of Mr. Criner’s resignation “For Good Reason,” or the Company’s termination of Mr. Criner’s employment “Without Cause,” Mr. Criner shall receive, subject to his continued compliance with his confidentiality and nonsolicitation obligations under the Criner Employment Agreement, continued payments in an amount equal to the lesser of (1) 12 months of his then current monthly Base Salary or (2) $450,000, payable in accordance with the Company’s normal payroll practices and policies, accrued Bonus and benefit plan payments, accrued vacation and continued coverage under the Company’s medical, dental and life insurance benefits for the 12-month period immediately following Mr. Criner’s resignation or termination, as applicable.

Under the Criner Employment Agreement, the Company is required to maintain directors’ and officers’ liability insurance for Mr. Criner during the Term. The Company is also required to indemnify Mr. Criner in certain circumstances.

Outstanding Equity Awards at Fiscal Year-End

We did not award any stock options or other equity incentive plan awards to any above named executive officer during fiscal 2007 and there are no stock options or other equity incentive plan awards outstanding as of the end of fiscal 2007.

Non-Employee Director Compensation

For fiscal 2007, we did not pay any compensation to any of our directors.  The Company has no formal plan for Director compensation, but anticipates that it will reimburse the reasonable and customary expenses of any non-employee Directors associated with their service on the Board, including travel expenses and standard fees for attending board and committee meetings.  In addition, the Company has established the Immunosyn 2006 Stock Option Plan (the “Plan”) for employees, directors and consultants and reserved 7,450,000 shares for issuance under the Plan.  At the date hereof, no options have been issued under this Plan.

Item 11.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Securities Authorized for Issuance Under Equity Compensation Plans

The Company has adopted an employee stock option plan, which acts as an incentive stock and stock option plan, under which the Company’s employees, directors and consultants will be eligible to receive, in relevant part, either securities or stock options exercisable for the Company’s securities.  The Company has reserved 7,450,000 shares of Common Stock for issuance under this Plan.  No options have been issued under this Plan.

Security Ownership of Certain Beneficial Owners and Management

The following table lists stock ownership of our Common Stock as of March 27, 2008.  The information includes beneficial ownership by (i) holders of more than 5% of our Common Stock, (ii) each of our directors and executive officers and (iii) all of our directors and executive officers as a group.  Except as noted below, to our knowledge, each person named in the table has sole voting and investment power with respect to all shares of our Common Stock beneficially owned by them.

Name and Address of Beneficial Owner	Director/Officer	Amount and Nature of Beneficial Ownership (1)	Percentage of Class

Argyll Biotechnologies LLC (2) 4225 Executive Square, Suite 260 La Jolla, CA 92037		145,363,798	53.44%
Padmore Holdings, Ltd. (3) 1100 N.W. Loop 410, Suite 207 San Antonio, TX 78213		16,324,050	6.00%
Clairsvelle Holdings, Ltd. (4) 1100 N.W. Loop 410, Suite 207 San Antonio, TX 78213		19,740,000	7.26%
Argyll Equities LLC (5) 4225 Executive Square, Suite 260 La Jolla, CA 92037		15,282,964	5.62%
James T. Miceli (7) 4225 Executive Square, Suite 260 La Jolla, CA 92037		94,169,204	34.62%
Douglas A. McClain, Jr. (6) 4225 Executive Square, Suite 260 La Jolla, CA 92037	Chief Financial and Accounting Officer and Secretary, Director	107,409,204	39.49%
Stephen D. Ferrone 220 Savanna Court Lake Forest, IL 60045	President and Chief Executive Officer, Director	1,450,000	0.53%
Myron W. Wentz, Ph.D 2602C Transportation Avenue National City, CA 91950	Director	400,000	0.15%
All directors and officers as a group (three persons)		109,259,204	40.17%
____________

(1)
Includes in each case shares of Common Stock that may be issued upon exercise of options or warrants that are exercisable within 60 days for the subject individual only, if any.  Percentages are computed on the basis of 272,000,000 shares of Common Stock outstanding as of March 27, 2008.  All shares are directly owned unless otherwise indicated.

(2)	A Delaware limited liability company owned 50% by James T. Miceli and 50% by Douglas McClain Jr.

(3)	A British Virgin Islands entity, with Mr. Lynn Booker having voting and dispositive control, and owned 45% by James T. Miceli, 45% by Douglas McClain Jr., and 10% by Douglas McClain Sr.

(4)	A British Virgin Islands entity, with Mr. Lynn Booker having voting and dispositive control, and owned by Douglas McClain Jr.

(5)	A Texas limited liability company owned 50% by Douglas McClain Jr. and 50% James T. Miceli.

(6)	Including Mr. McClain’s shares held by Clairsvelle Holdings, Ltd. and his undivided interests in Padmore Holdings, Argyll Biotech and Argyll Equities.

(7)
Including Mr. Miceli’s undivided interests in Argyll Biotech, Padmore Holdings and Argyll Equities; his indirect beneficial ownership in 2,000,000 shares held by each of the Kaitlyn Miceli Trust, the Ryan Miceli Trust and the Steven Miceli Trust through his role as trustee of such trusts; and 500,000 shares held directly by Mr. Miceli.  Does not include 12,710,000 shares held by Mr. Miceli's wife as to which he disclaims beneficial ownership.

Item 12.	Certain Relationships and Related Transactions, and Director Independence.

Certain Relationships and Related Transactions

Except as set forth below, there have been no material transactions during the past two years between us and any officer, director or any stockholder owning greater than 5% of our outstanding shares, nor any of their immediate family members.

The Company has entered into an exclusive license agreement with Argyll Biotech, an affiliate of the Company that owns approximately 53.44% of the Company’s issued and outstanding Common Stock as of December 31, 2007.  The exclusive license agreement, including, without limitation, the fees established in that agreement, will be between related entities, was not negotiated in an arms-length transaction and does not necessarily bear any relationship to established or traditional methods of valuing such fees.  No independent audit or verification of the license fee has been made to determine its fairness to Immunosyn.

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

Douglas A. McClain, Jr., our Chief Financial and Accounting Officer and a Director of the Company, is a shareholder and an officer of Argyll Equities and Argyll Biotech, shareholders of the Company.  As discussed above, the Company is a party to the exclusive license agreement with Argyll Biotech, the Company’s principal asset.

The Company has been provided with rent-free office space for two executive offices under a monthly oral agreement with no specific term from its affiliate and shareholder, Argyll Equities.  It is uncertain how long Argyll Equities will continue providing office space or on what terms space will continue to be provided to the Company in the future.

In addition, since inception, Immunosyn has borrowed $632,016 from Argyll Equities, LLC and Argyll Biotech who together own approximately 60% of Immunosyn’s Common Stock.  These advances are unsecured and will be repaid on demand.  Interest expense in the amount of $26,060 was accrued using an annual rate of 7.5%.  Advances from Stephen D. Ferrone, President and CEO of the Company, in the amount of $7,936 and from G. David Criner, the former CFO of the Company, in the amount of $756 are due and payable.

Douglas A. McClain Sr., the beneficial owner of a 10% interest in Padmore which owns 16,324,050 shares of Common Stock in the Company, is the father of Douglas A. McClain, Jr., who is a Director, as well as the Chief Financial and Accounting Officer and Secretary for the Company.  Including Douglas A. McClain Jr.’s undivided interest in Padmore, Argyll Biotech and Argyll Equities, the McClain’s control a total of 107,409,204 shares of Common Stock, or approximately 39.49% of the Company’s Common Stock.

Director Independence

Myron W. Wentz is an “independent director” as such term is defined in the Nasdaq Marketplace Rules.  Neither Douglas A. McClain, Jr. nor Stephen D. Ferrone is an independent director under such Rules.

Item 13.	Exhibits and Financial Statement Schedules.

(a)           The following documents are filed as part of this Report:

1.	Financial Statements:

Report of Independent Registered Public Accounting Firm
Balance Sheet
Statement of Expenses
Statement of Cash Flows
Statement of Changes in Shareholders’ Equity (Deficit)
Notes to Financial Statements

2.	Exhibits

The following exhibits are filed with, or incorporated by reference into, this Report.

Exhibit Number	Description
3.1(a)	Certificate of Incorporation of Immunosyn Corporation, filed with the Secretary of State of the State of Delaware on August 3, 2006.
3.2(a)	By-laws of Immunosyn Corporation.
10.1(a)	License Agreement between Immunosyn Corporation and Argyll Biotechnologies, LLC, dated as of September 28, 2006.
10.2(b)	Amended and Restated License Agreement between Immunosyn Corporation and Argyll Biotechnologies, LLC, dated as of October 25, 2007, effective as of September 26, 2006.
10.3(a)	Form of Lock-Up Agreement.
10.4(e)	Form of Amended and Restated Lock-Up Agreement.
10.5(a)	Immunosyn 2006 Stock Option Plan.
10.6(c)	Employment Agreement effective as of October 15, 2007 between Stephen Ferrone and the Company.
10.7(d)	First Amendment to Employment Agreement of Stephen Ferrone effective November 15, 2007 between the Company and Stephen Ferrone.

10.8(c)	Employment Agreement effective as of October 22, 2007 between David Criner and the Company.
10.9(d)	First Amendment to Employment Agreement of David Criner effective November 15, 2007 between the Company and David Criner.
14.1(e)	Code of Ethics.
23.1*	Consent of Malone & Bailey, P.C.
31.1*	Certification of Stephen D. Ferrone, Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Douglas A. McClain, Jr., Chief Financial and Accounting Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Stephen D. Ferrone, Chief Executive Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of Douglas A. McClain, Jr., Chief Financial and Accounting Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
____________________________

*           Exhibit filed with this Report.

(a)
Incorporated by reference to the Company’s Registration Statement on Form SB-2 (File No. 333-137881) filed with the Securities and Exchange Commission (the “SEC”) on October 6, 2006, as amended November 3, 2006 and December 22, 2006.

(b)	Incorporated by reference to the Company’s Current Report on Form 8-K, filed with the SEC on October 25, 2007.

(c)	Incorporated by reference to the Company’s Current Report on Form 8-K, filed with the SEC on October 23, 2007.

(d)	Incorporated by reference to the Company’s Current Report on Form 8-K, filed with the SEC on November 19, 2007.

(e)	Incorporated by reference to the Company’s Annual Report on Form 10-KSB for the fiscal year ended December 31, 2006, filed with the SEC on March 30, 2007.

Item 14.	Principal Accountant Fees and Services.

The following table presents the fees for professional audit services rendered by Malone & Bailey, P.C. for the audit of the Company’s annual financial statements for the fiscal years ended December 31, 2006 and 2007 and fees for other services rendered by Malone & Bailey, P.C. during such periods:

Fee Category	Fiscal 2006	Fiscal 2007
Audit Fees	$10,600	$20,000
Audit-Related Fees	$0	$0
Tax Fees	$0	$5,000
All Other Fees	$0	$4,160
Total Fees	$10,600	$29,160

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

All of the services for 2006 and 2007 were performed by the full-time, permanent employees of Malone & Bailey, P.C.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:  March 28, 2008

IMMUNOSYN CORPORATION
By:	/s/ Douglas A. McClain, Jr.
Douglas A. McClain, Jr. Chief Financial and Accounting Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated:

Signature	Title	Date
/s/ Stephen D. Ferrone Stephen D. Ferrone	President, Chief Executive Officer, Director (Principal Executive Officer)	March 28, 2008
/s/ Douglas A. McClain, Jr. Douglas A. McClain, Jr.	Chief Financial and Accounting Officer, Director (Principal Financial and Accounting Officer)	March 28, 2008
Myron W. Wentz, Ph.D.	Director	March 28, 2008