Form 10-Q
period 2008-03-31
IMMUNOSYN CORP
filed 2008-05-16
CIK 1375623

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended March 31, 2008

❑	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT For the transition period from ______________ to _____________

Commission file number 005-82677

IMMUNOSYN CORPORATION

(Exact name of Registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	20-5322896 (IRS Employer Identification No.)

4225 Executive Square, Suite 260, La Jolla, CA 92037
(Address of principal executive offices) (Zip Code)

(858) 200-2320
(Registrant’s telephone number, including area code)

Indicate by checkmark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes	[X]	No	❑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer.  See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act). (Check one):

Large Accelerated Filer	[ ]	Accelerated Filer	[ ]	Non-Accelerated Filer	[X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes	[X]	No	❑

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:  As of May 12, 2008, the Company had 272,012,347 issued and outstanding shares of common stock.

*Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer.  See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act). (Check one):

Large accelerated filer	[ ]	Accelerated filer	[ ]
Non-accelerated filer	[X]	Smaller reporting company	[X]

(Do not check if a smaller reporting company)

PART I – FINANCIAL INFORMATION

Item 1.  Financial Statements.

Immunosyn Corporation
(A Development Stage Company)
Balance Sheets
(unaudited)

	March 31, 2008	December 31, 2007

ASSETS

Current Assets
Cash	$2,747	$24,115
Prepaid Expenses	36,600	51,480
Total Current Assets	39,347	75,595

Property and equipment, net of accumulated depreciation of $1,501 and $1,179, respectively	4,932	5,254
License rights	400,000	400,000
Deposits	4,478	4,642
Total Assets	$448,757	$485,491

LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)

Current Liabilities
Accounts payable	$127,136	$151,693
Accrued expense	4,566	16,717
Advances from affiliates	811,814	640,708
Total Current Liabilities	943,516	809,118

Shareholders' Equity (Deficit)
Common stock, $0.0001 par value, 425,000,000 shares authorized, 272,000,000 shares issued and outstanding	27,200	27,200
Additional paid-in capital	495,666	477,773
Deficit accumulated during the development stage	(1,017,625)	(828,600)
Total Shareholders' Equity (Deficit)	(494,759)	(323,627)

Total Liabilities and Shareholders' Equity (Deficit)	$448,757	$485,491

See notes to financial statements

Immunosyn Corporation
(A Development Stage Company)
Statements of Expenses
(unaudited)

			Inception
	Three Months	Three Months	(August 3, 2006)
	Ended	Ended	Through
	March 31, 2008	March 31, 2007	March 31, 2008

EXPENSES
General & administrative	$175,632	$162,714	$978,172
Interest expense	13,393	3,714	39,453

NET LOSS	$(189,025)	$(166,428)	$(1,017,625)

Net loss per share, basic and diluted	$-		$-

Weighted average number of common shares outstanding	272,000,000	272,000,000	256,278,878

See notes to financial statements

Immunosyn Corporation
(A Development Stage Company)
Statements of Cash Flows
(unaudited)

			Inception
	Three Months	Three Months	(August 3, 2006)
	Ended	Ended	Through
	March 31, 2008	March 31, 2007	March 31, 2008
Cash flows from operating activities:
Net loss	$(189,025)	$(166,428)	$(1,017,625)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	322	214	1,501
Imputed interest on advances from affiliates	13,393	3,714	39,453
Services rendered for stock	4,500		84,306
Changes in:
Prepaid expenses	14,880		(36,600)
Other assets	164		(4,478)
Accounts payable	(32,249)	48,931	127,136
Accrued expenses	(12,151)		4,566
Net cash used in operating activities	(201,166)	(113,569)	(801,741)

Cash flows from investing activities:
Purchase of property and equipment		(6,433)	(6,433)
Net cash used in investing activities	-	(6,433)	(6,433)

Cash flows from financing activities:
Advances from affiliates	179,798	112,261	798,421
Sale of common stock	-	-	12,500
Net cash provided by financing activities	179,798	112,261	810,921

Net change in cash	(21,368)	(7,741)	2,747
Cash at beginning of period	24,115	9,232	-
Cash at end of period	$2,747	$1,491	$2,747

Supplemental Disclosures
Cash paid for interest	$-	$-	$-
Cash paid for income taxes	$-	$-	$-

Non-Cash Investing and Financing Activities
Stock issued for license rights	$-	$-	$-

See notes to financial statements

Immunosyn Corporation
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
(unaudited)

NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited interim financial statements of Immunosyn Corporation have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission, and should be read in conjunction with Immunosyn’s audited 2007 year end financial statements.  In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim period have been reflected herein.  The results of operations for interim periods are, however, not necessarily indicative of the results to be expected for the full year.  Notes to the financial statements which substantially duplicate the disclosure contained in the audited financial statements for fiscal 2007 as reported in the Company's Annual Report on Form 10-KSB have been omitted.

NOTE 2 - GOING CONCERN CONSIDERATIONS

During the three months ended March 31, 2008 and since inception, Immunosyn has been unable to generate cash flows sufficient to support its operations and has been dependent on advances from its affiliates.  In addition to negative cash flow from operations, Immunosyn has experienced recurring net losses, and has a negative working capital.

These factors raise substantial doubt about Immunosyn’s ability to continue as a going concern.  The financial statements do not include any adjustments that might be necessary if Immunosyn is unable to continue as a going concern.

NOTE 3 - ADVANCES FROM AFFILIATES

Since inception, Immunosyn has borrowed $803,255 from Argyll Equities, LLC and Argyll Biotechnologies, LLC who together own approximately 60% of Immunosyn’s common stock.  These advances are unsecured and are to be repaid on demand.  Interest expense in the amount of $13,393 was accrued using an interest rate of 7.5% for the three months ended March 31, 2008 and is included in additional paid in capital.  Advances from Stephen D. Ferrone, CEO and President of Immunosyn, in the amount of $8,559 are due and payable.

NOTE 4 - SUBSEQUENT EVENTS

On April 23, 2008, Immunosyn entered into an agreement to receive services in exchange for 150,000 shaes of common stock.  Immunosyn also entered into an agreement to receive placement services in exchange for a fee contingent upon selling securities.

NOTE 5 - COMMITMENTS AND CONTINGENT LIABILITIES

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

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Overview

Immunosyn Corporation (“Immunosyn” or the “Company”)  is a development stage company that was formed in August 2006 and is headquartered in La Jolla, California.  In September 2006, it executed an exclusive license agreement with an affiliated company, Argyll Biotechnologies, LLC (“Argyll Biotech”), in exchange for 147,000,000 shares of its Common Stock or approximately 53.44% of the outstanding shares of the Company’s Common Stock.  The license agreement was amended and restated in October 2007.  Pursuant to the terms of the license agreement, as amended, the Company has an exclusive worldwide license to market, distribute and sell a biopharmaceutical drug product, currently referred to as SF-1019, for multiple uses including the treatment of a variety of diseases, subject to the receipt of appropriate regulatory approval in each jurisdiction where SF-1019 will be marketed.  Under the terms of its exclusive license, Immunosyn also has a right of first offer to extend its exclusive license to include variants of SF-1019 that may be approved by various regulatory authorities for treatment of other diseases and pathologies.  Argyll Biotech is responsible for all research and product development, clinical testing, regulatory approvals, production and product support.  In accordance with the amended license agreement, the parties agreed that the cost of SF-1019 to the Company will be 40% of the gross sales price of SF-1019 as sold to a third party customer by the Company.

As a sales, marketing, and distribution channel for SF-1019, Immunosyn’s primary business strategy is to build a sales and marketing force and related resources so that if SF-1019 is approved for human use it can be sold; and secondly, to increase awareness and acceptance of SF-1019 in the medical community.

As of the date of this report, we have no revenue and limited operations.  Our ability to obtain additional funding will determine our ability to continue as a going concern.  We have one principal asset, our exclusive license from Argyll Biotech, and one full-time employee – a Chief Executive Officer hired in October 2007 -- and one part-time employee -- a Chief Financial and Accounting Officer.  We do not expect to commence full scale operations or generate revenues unless and until Argyll Biotech completes development and obtains regulatory approval for SF-1019.  Since incorporation, we have not made any significant purchases or sale of assets, nor have we been involved in any mergers, acquisitions or consolidations.

Plan of Operation

At March 31, 2008, the Company had an accumulated deficit of $1,017,625 and a working capital deficit of $904,169.  Based on its current cash balance, management believes the Company cannot build its operations.  Currently, an affiliated company provides general support services to the Company, without charge.  In addition, since inception, the Company has borrowed $803,255 from Argyll Equities LLC and Argyll Biotech who together own approximately 60% of the Company’s Common Stock.  These advances are unsecured and will be repaid on demand.  See Note 3 of Notes to Financial Statements.  In October 2007, the Company hired both a Chief Executive Officer and a Chief Financial Officer (who has since left the Company).  The Company has advances from these parties as well which are due and payable.  See Note 3 of Notes to Financial Statements.  The Company needs additional financing to continue its operations and may raise funds in the future privately or publicly.  The Company has listed its Common Stock on the OTC Bulletin Board and trading commenced on October 26, 2007.

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

Off Balance Sheet Arrangements

None.

Item 3.  Quantitive and Qualitative Disclosures About Market Risk.

Not applicable.

Item 4T.  Controls and Procedures.

Controls and Procedures

The Company’s management is responsible for establishing and maintaining disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended) that are designed to ensure that information required to be disclosed by the Company in reports it files or submits under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to the Company’s management, including the Company’s Chief Executive Officer and Chief Financial and Accounting Officer, as appropriate, to allow timely decisions regarding required disclosures.  In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.  As of the end of the period covered by this report, and under the supervision and with the participation of management, including its Chief Executive Officer and Chief Financial and Accounting Officer, who are responsible for establishing and maintaining adequate internal control over financial reporting as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act, management evaluated the effectiveness of the design and operation of these disclosure controls and procedures.  Based on this evaluation and subject to the foregoing, the Company’s Chief Executive Officer and Chief Financial and Accounting Officer concluded that the Company’s disclosure controls and procedures are not effective because there are material weaknesses in the Company’s internal control over financial reporting.  A material weakness is a deficiency, or a combination of control deficiencies, in internal control over reporting such that there is a reasonable possibility that a material misstatement of Immunosyn’s annual or interim financial statements will not be prevented or detected on a timely basis.

The material weakness relates to the monitoring and review of work preformed by Immunosyn’s Chief Financial and Accounting Officer in the preparation of audit and financial statements, footnotes and financial data provided to Immunosyn’s registered public accounting firm in connection with the annual audit.  All of Immunosyn’s accounting functions including financial reporting are carried out by our Chief Financial and Accounting Officer with review functions provided by our Chief Executive Officer and we do not have an audit committee at this time.  The lack of accounting staff results in a lack of segregation of duties and technical accounting experience necessary for an effective internal control system.

Immunosyn recognizes the importance of internal controls.  As Immunosyn is currently a development stage company with limited ongoing financial operations, management is making an effort to mitigate this material weakness to the fullest extent possible.  At present this is done by having the Chief Executive Officer review Immunosyn’s financial statements, account reconciliations and accounts payable reports that have been prepared by Chief Financial and Accounting Officer for reasonableness.  All unexpected results are investigated.  At any time, if it appears that any control can be implemented to continue to mitigate such weakness, it will be immediately implemented.  As Immunosyn grows in size and as its finances allow, management will hire sufficient accounting staff and implement appropriate procedures for monitoring and review of work performed by our Chief Financial and Accounting Officer.

This quarterly report does not include an attestation report of the Company’s registered public accounting firm regarding any internal control over financial reporting.  Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management’s response in this quarterly report.

Changes in Internal Controls

During the quarter ended March 31, 2008, there have not been any changes in the Company’s internal controls that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.  However, please note the discussion above.

PART II – OTHER INFORMATION

Item 1.  Legal Proceedings.

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

On March 19, 2008, a shareholder of the Company, Deborah Donoghue, commenced two actions -- one in the U.S. District Court for the Southern District of California and the other in the U.S. District Court for the Southern District of New York – derivatively on behalf of the Company to recover alleged short-swing profits from several alleged statutory insiders of the Company, including Company officer and director Douglas A. McClain Jr.  The actions include the Company as a nominal defendant only and do not allege any claims of liability against the Company.

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

Item 1A.  Risk Factors.

Reference is made to Item 1A (the Risk Factors section) in the Company’s Annual Report on Form 10-KSB for the fiscal year ended December 31, 2007 previously filed with the Securities and Exchange Commission..

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

(a)
The Company did not sell any unregistered equity securities during the three months ended March 31, 2008.  As previously reported, the Company has agreed to pay The Blaine Group $1,500 per month in restricted common stock of the Company and the Company accrued a liability for such shares due to The Blaine Group during the three months ended March 31, 2008.

(b)	Not Applicable

(c)	Not Applicable

Item 3.  Defaults Upon Senior Securities.

None.

Item 4.  Submission of Matters to a Vote of Security Holders.

None.

Item 5.  Other Information.

(a)
As previously reported, G. David Criner resigned his position as Chief Financial and Accounting Officer of the Company effective February 1, 2008.  Douglas A. McClain, Jr. resumed his role as Chief Financial and Acocunting Officer of the Company effective February 1, 2008 upon the resignation of Mr. Criner.

As previously reported, Myron W. Wentz became a director of the Company on March 14, 2008 filling a newly created directorship resulting from an increase in the anthorized number of directors of the Company from two to three.

(b)           Not applicable.

Item 6.  Exhibits.

The following exhibits are filed with, or incorporated by reference into, this Report.

Exhibit Number	Description
31.1*	Certification of Stephen D. Ferrone, Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Douglas A. McClain Jr., Chief Financial and Accounting Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Stephen D. Ferrone, Chief Executive Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Douglas A. McClain Jr., Chief Financial and Accounting Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*           Exhibit filed with this Report.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:  May 15, 2008

IMMUNOSYN CORPORATION
By:	/s/ Douglas A. McClain Jr.
Douglas A. McClain Jr. Chief Financial and Accounting Officer

EXHIBIT INDEX

Exhibit Number	Description
31.1*	Certification of Stephen D. Ferrone, Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Douglas A. McClain Jr., Chief Financial and Accounting Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Stephen D. Ferrone, Chief Executive Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of Douglas A. McClain Jr., Chief Financial and Accounting Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.