Form 10-Q
period 2008-06-30
IMMUNOSYN CORP
filed 2008-08-13
CIK 1375623

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended June 30, 2008

❑	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT OF 1934 For the transition period from ______________ to _____________

Commission file number 005-82677

IMMUNOSYN CORPORATION

(Exact name of Registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	20-5322896 (IRS Employer Identification No.)

4225 Executive Square, Suite 260, La Jolla, CA 92037
(Address of principal executive offices) (Zip Code)

(858) 200-2320
(Registrant’s telephone number, including area code)

Indicate by checkmark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d)  of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

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

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:  As of August 12, 2008, the Company had 272,012,347 issued and outstanding shares of common stock.

*Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer.  See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act). (Check one):

Large accelerated filer	[ ]	Accelerated filer	[ ]
Non-accelerated filer	[ ]	Smaller reporting company	[X]

(Do not check if a smaller reporting company)

PART I – FINANCIAL INFORMATION

Item 1.  Financial Statements.

Immunosyn Corporation
(A Development Stage Company)
Balance Sheets
(unaudited)

	June 30, 2008	December 31, 2007
ASSETS

Current Assets
Cash	$1,089	$24,115
Prepaid Expenses	22,850	51,480
Total Current Assets	23,939	75,595

Property and equipment, net of accumulated depreciation of $1,823	4,611	5,254
License rights	400,000	400,000
Deposits	5,978	4,642
Total Assets	$434,528	$485,491

LIABILITIES AND SHAREHOLDERS’ DEFICIT

Current Liabilities
Accounts payable	$188,511	$151,693
Accrued expense	3,068	16,717
Advances from affiliates	838,341	640,708
Total Current Liabilities	1,029,920	809,118

Shareholders’ Deficit
Common stock, $0.0001 par value, 425,000,000 shares authorized, 272,012,347 and 272,000,000 shares issued and outstanding, respectively	27,201	27,200
Additional paid-in capital	1,040,212	477,773
Deficit accumulated during the development stage	(1,662,805)	(828,600)
Total Shareholders’ Deficit	(595,392)	(323,627)

Total Liabilities and Shareholders’ Deficit	$434,528	$485,491

See notes to financial statements

Immunosyn Corporation
(A Development Stage Company)
Statements of Expenses
(unaudited)

	Three Months Ended June 30, 2008	Three Months Ended June 30, 2007	Six Months Ended June 30, 2008	Six Months Ended June 30, 2007	Inception Through June 30, 2008

EXPENSES
General & administrative	$629,884	$71,025	$805,516	233,738		$1,608,056
Interest expense	15,297	4,810	28,690	8,524		54,750

NET LOSS	$(645,181)	$(75,835)	$(834,206)	(242,262)		$(1,662,806)

Net loss per share, basic and diluted	$(0.00)	$(0.00)	$(0.00)	(0.00)	$	n/a

Weighted average number of common shares outstanding	272,008,412	272,000,000	272,004,206	272,000,000		258,332,519

See notes to financial statements

Immunosyn Corporation
(A Development Stage Company)
Statements of Cash Flows
(unaudited)

	Six Months Ended June 30, 2008	Six Months Ended June 30, 2007	Inception Through June 30, 2008
Cash flows from operating activities:
Net loss	$(834,206)	$(242,262)	$(1,662,806)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	643	536	1,823
Imputed interest on advances from affiliates	28,690	8,524	54,750
Services rendered for stock	533,750		600,163
Changes in:
Prepaid expenses	28,630		(22,850)
Deposits	(1,336)		(5,978)
Accounts payable	28,127	31,040	179,819
Accrued expenses	(13,649)		3,068
Net cash used in operating activities	(229,351)	(202,162)	(852,011)

Cash flows from investing activities:
Purchase of property and equipment		(6,433)	(6,433)
Net cash used in investing activities:	-	(6,433)	(6,433)

Cash flows from financing activities:
Net advances from affiliates	206,325	215,712	847,033
Sale of common stock	-	-	12,500
Net cash provided by financing activities	206,325	215,712	859,533

Net change in cash	(23,026)	7,117	1,089
Cash at beginning of period	24,115	9,232	-
Cash at end of period	$1,089	$16,349	$1,089

Supplemental Disclosures
Cash paid for interest	$-	$-	$-
Cash paid for income taxes	$-	$-	$-

Non-Cash Investing and Financing Activities
Stock issued for license rights	$-	$-	$400,000

See notes to financial statements

Immunosyn Corporation
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
(unaudited)

NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited interim financial statements of Immunosyn Corporation have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission, and should be read in conjunction with Immunosyn’s audited 2007 year end financial statements and notes thereto contained in Immunosyn’s Annual Report on Form 10-KSB filed with the Securities and Exchange Commission.  In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim period have been reflected herein.  The results of operations for interim periods are, however, not necessarily indicative of the results to be expected for the full year.  Notes to the financial statements which substantially duplicate the disclosure contained in the audited financial statements for fiscal 2007 as reported in the Company’s Annual Report on Form 10-KSB have been omitted.

NOTE 2 - GOING CONCERN

During the six months ended June 30, 2008 and since inception, Immunosyn has been unable to generate cash flows sufficient to support its operations and has been dependent on advances from its affiliates.  In addition to negative cash flow from operations, Immunosyn has experienced recurring net losses, and has a negative working capital.

These factors raise substantial doubt about Immunosyn’s ability to continue as a going concern.  The financial statements do not include any adjustments that might be necessary if Immunosyn is unable to continue as a going concern.

NOTE 3 - ADVANCES FROM AFFILIATES

Since inception, Immunosyn has borrowed $829,782 from Argyll Equities, LLC and Argyll Biotechnologies, LLC who together own approximately 60% of Immunosyn’s common stock.  These advances are unsecured and are to be repaid on demand.  Interest expense in the amount of $28,690 was imputed using an interest rate of 7.5% for the six months ended June 30, 2008 and is included in additional paid in capital.  Advances from Stephen D. Ferrone, CEO and President of Immunosyn, in the amount of $8,559 are due and payable on demand.  These advances are unsecured and carry no interest rate.

NOTE 4 – COMMON STOCK

On April 23, 2008, Immunosyn entered into an agreement to receive services in exchange for 150,000 shares of common stock.  Immunosyn also entered into an agreement to receive placement services in exchange for a fee upon selling securities.  These shares were valued at $524,750.

Immunosyn issued 2,347 shares of common stock on April 29, 2008 to The Blaine Group pursuant to a contract entered into on October 12, 2007 for The Blaine Group to provide financial relations and investor relations services to Immunosyn.  On June 12, 2008, The Blaine Group earned another 1,595 shares.  The total value of such shares is $9,000.

NOTE 5 – COMMITMENTS AND CONTINGENT LIABILITIES

On April 23, 2008, Immunosyn agreed to receive services in exchange for 150,000 shares of common stock.  Immunosyn also agreed to receive placement services in exchange for a fee contingent upon selling securities.

On October 12, 2007, Immunosyn agreed to a 12 month contract with The Blaine Group, Inc. (TBG) for TBG to undertake a national financial public relations and investors relations campaign for Immunosyn.  As part of this contract, TBG agreed to handle all public relations matters, as agreed upon, for Immunosyn.  This contract shall continue until terminated by either party with thirty days written notice.  Immunosyn agreed to pay TBG $10,000 as a monthly retainer fee.  $8,500 of this retainer is payable in cash and $1,500 in restricted stock to be valued at current market value on the date of issue.

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

Plan of Operation

At June 30, 2008, the Company had an accumulated deficit of $1,662,805 and a working capital deficit of $1,005,981.  Based on its current cash balance, management believes the Company cannot build its operations.  Currently, an affiliated company provides general support services to the Company, without charge.  In addition, since inception, the Company has borrowed $829,782 from Argyll Equities LLC and Argyll Biotech who together own approximately 60% of the Company’s Common Stock.  These advances are unsecured and will be repaid on demand.  See Note 3 of Notes to Financial Statements.  In October 2007, the Company hired both a Chief Executive Officer and a Chief Financial Officer (who has since left the Company).  The Company has advances from the CEO as well which are due and payable.  See Note 3 of Notes to Financial Statements.  The Company needs additional financing to continue its operations and may raise funds in the future privately or publicly.  The Company has listed its Common Stock on the OTC Bulletin Board and trading commenced on October 26, 2007.

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

Off Balance Sheet Arrangements

None.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

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

Changes in Internal Controls

During the quarter ended June 30, 2008, there have not been any changes in the Company’s internal controls that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.  However, please note the discussion above.

PART II – OTHER INFORMATION

Item 1.  Legal Proceedings.

Pursuant to a subpoena dated January 20, 2006 issued by the Securities and Exchange Commission to an affiliate of Argyll Biotech in proceedings captioned In the Matter of Directors Financial Group, Ltd. and In The Matter of Prime Bank Securities, and pursuant to subpoenas issued by the SEC to affiliates of Argyll Biotech on March 30, 2006 and to Immunosyn on December 15, 2006 in a proceeding captioned In The Matter of The Argyll Group, LLC, Immunosyn and its affiliates have been asked to produce all documents concerning a wide variety of topics including many related directly to Immunosyn. Immunosyn and Argyll Biotech’s affiliates actively cooperated with the SEC and produced documents responsive to these subpoenas, completing their responses in early August 2007.  The Directors Financial Group matter was resolved in June 2006 through a settlement between the SEC and the parties to the proceeding, and, accordingly, Immunosyn will not be required to respond further to that subpoena.  Immunosyn has had no further communication with the SEC regarding the remaining subpoenas since January 2007.

On December 19, 2007, a shareholder of Immunosyn, Leon S. Segen, commenced an action in the Southern District of New York derivatively on behalf of Immunosyn to recover alleged short-swing profits from several alleged statutory insiders of Immunosyn, including Immunosyn officer and director Douglas A. McClain Jr. This action is in the discovery phase.   The action includes Immunosyn as a nominal defendant only and does not allege any claims of liability against Immunosyn.

On March 19, 2008, a shareholder of the Company, Deborah Donoghue, commenced two actions -- one in the U.S. District Court for the Southern District of California and the other in the U.S. District Court for the Southern District of New York – derivatively on behalf of the Company to recover alleged short-swing profits from several alleged statutory insiders of the Company, including Company officer and director Douglas A. McClain Jr.  The actions include the Company as a nominal defendant only and do not allege any claims of liability against the Company.  Donoghue withdrew the New York action in April 2008 and the California action has been stayed pending resolution of the related earlier-filed action by shareholder Leon Segen currently pending in the Southern District of New York.

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

Item 1A.  Risk Factors.

Reference is made to Item 1A (the Risk Factors section) in the Company’s Annual Report on Form 10-KSB for the fiscal year ended December 31, 2007 previously filed with the Securities and Exchange Commission.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

(a)
The Company did not sell any unregistered equity securities during the three months ended June 30, 2008.  As previously reported, the Company has agreed to pay The Blaine Group $1,500 per month in restricted common stock of the Company and Basic Investors, Inc. up to 10,000 shares of restricted common stock of the Company and the Company accrued a liability for such shares due to The Blaine Group and Basic Investors during the three months ended June 30, 2008.  See Note 4 of Notes to Financial Statements.

(b)	Not Applicable

(c)	Not Applicable

Item 3.  Defaults Upon Senior Securities.

None.

Item 4.  Submission of Matters to a Vote of Security Holders.

None.

Item 5.  Other Information.

(a)	The Company has elected to delay pursuit of agreements for the administration and distribution of SF-1019 in the State of Utah at this time.

(b)	Not applicable.

Item 6.  Exhibits.

The following exhibits are filed with, or incorporated by reference into, this Report.

Exhibit Number	Description	Page No.
31.1*	Certification of Stephen D. Ferrone, Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Douglas A. McClain Jr., Chief Financial and Accounting Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Stephen D. Ferrone, Chief Executive Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Douglas A. McClain Jr., Chief Financial and Accounting Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*           Exhibit filed with this Report.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated:  August 13, 2008

IMMUNOSYN CORPORATION
By:	/s/ Douglas A. McClain Jr.
Douglas A. McClain Jr. Chief Financial and Accounting Officer

EXHIBIT INDEX

Exhibit Number	Description	Page No.
31.1*	Certification of Stephen D. Ferrone, Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Douglas A. McClain Jr., Chief Financial and Accounting Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Stephen D. Ferrone, Chief Executive Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Douglas A. McClain Jr., Chief Financial and Accounting Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.