Form 10-Q
period 2008-09-30
IMMUNOSYN CORP
filed 2008-11-14
CIK 1375623

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2008

❑	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ______________ to _____________

Commission file number 005-82677

IMMUNOSYN CORPORATION
(Exact name of Registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	20-5322896 (IRS Employer Identification No.)

4225 Executive Square, Suite 260, La Jolla, CA92037
(Address of principal executive offices) (Zip Code)

(858)200-2320
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

Large Accelerated Filer	[ ]	Accelerated Filer	[ ]	Non-Accelerated Filer	[X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes	☒	No	[ ]

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:  As of November 10, 2008, the Company had 272,176,814 issued and outstanding shares of common stock.

*Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer.  See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act). (Check one):

Large accelerated filer	[ ]	Accelerated filer	[ ]
Non-accelerated filer	[ ]	Smaller reporting company	[X]

(Do not check if a smaller reporting company)

PART I - FINANCIAL INFORMATION

Item 1.   Financial Statements.

Immunosyn Corporation
(A Development Stage Company)
Balance Sheets
(unaudited)

	September 30, 2008	December 31, 2007
ASSETS

Current Assets
Cash	$309	24,115
Prepaid Expenses	9,100	51,480
Total Current Assets	9,409	75,595

Property and equipment	4,289	5,254
License rights	400,000	400,000
Deposits	6,303	4,642
Total Assets	$420,001	485,491

LIABILITIES AND SHAREHOLDERS’ DEFICIT

Current Liabilities
Accounts payable	$276,702	151,693
AC – IL Unemployment Tax	768	-
Accrued expense	6,800	16,717
Advances from affiliates	858,174	640,708
Total Current Liabilities	1,142,444	809,118

Shareholders’ Deficit
Common stock, $0.0001 par value, 425,000,000 shares authorized, 272,176,814 and 272,000,000 shares issued and outstanding, respectively	27,218	27,200
Additional paid-in capital	1,070,230	477,773
Deficit accumulated during the development stage	(1,819,891)	(828,600)
Total Shareholders’ Deficit	(722,443)	(323,627)

Total Liabilities and Shareholders’ Deficit	$420,001	485,491

See notes to unaudited financial statements

Immunosyn Corporation
(A Development Stage Company)
Statements of Expenses
(unaudited)

	Three Months Ended September 30, 2008	Three Months Ended September 30, 2007	Nine Months Ended September 30, 2008	Nine Months Ended September 30, 2007	August 3, 2006 (inception) Through September 30, 2008

EXPENSES
General & administrative	$141,051	$112,850	$946,567	346,588		$1,749,107
Interest expense	16,034	6,731	44,724	15,255		70,784

NET LOSS	$(157,085)	$(119,581)	$(991,291)	(361,843)		$(1,819,891)

Net loss per share, basic and diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)	$	N/A

Weighted average number of common shares outstanding	272,164,837	272,000,000	272,033,560	272,000,000		N/A

See notes to unaudited financial statements

Immunosyn Corporation
(A Development Stage Company)
Statements of Cash Flows
(unaudited)

	Nine Months Ended September 30, 2008	Nine Months Ended September 30, 2007	August 3, 2006 (inception) Through September 30, 2008
Cash flows from operating activities:
Net loss	$(991,291)	$(361,843)	$(1,819,891)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	964	858	2,144
Imputed interest on advances from affiliates	44,725	15,255	70,785
Services rendered for stock	547,751		614,163
Changes in:
Prepaid expenses	42,380	(528)	(9,100)
Deposits	(1,661)		(6,303)
Accounts payable	116,317	7,107	(268,010)
Accrued expenses	(9,149)		7,568
Net cash used in operating activities	(249,964)	(339,151)	(872,624)

Cash flows from investing activities:
Purchase of property and equipment		(6,433)	(6,433)
Net cash used in investing activities:	-	(6,433)	(6,433)

Cash flows from financing activities:
Advances from affiliates	226,158	347,487	866,866
Sale of common stock	-	-	12,500
Net cash provided by financing activities	226,158	347,487	879,366

Net change in cash	(23,806)	1,903	309
Cash at beginning of period	24,115	9,232	-
Cash at end of period	$309	$11,135	$309

Supplemental Disclosures
Cash paid for interest	$-	$-	$-
Cash paid for income taxes	$-	$-	$-

Non-Cash Investing and Financing Activities
Stock issued for license rights	$-	$-	$400,000

See notes to unaudited financial statements

Immunosyn Corporation
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
(unaudited)

NOTE 1 – BASIS OF PRESENTATION

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

NOTE 2 – GOING CONCERN

During the nine months ended September 30, 2008 and since inception, Immunosyn has been unable to generate cash flows sufficient to support its operations and has been dependent on advances from its affiliates.  Advances from affiliates have not been sufficient to cover the Company’s expenses including the salary of its Chief Executive Officer which the Company has been unable to pay since August 2008.  In addition to negative cash flow from operations, Immunosyn has experienced recurring net losses, and has a negative working capital.

These factors raise substantial doubt about Immunosyn’s ability to continue as a going concern.  The financial statements do not include any adjustments that might be necessary if Immunosyn is unable to continue as a going concern.

NOTE 3 – ADVANCES FROM AFFILIATES

Since inception, Immunosyn has borrowed $849,615 from Argyll Equities, LLC and Argyll Biotechnologies, LLC who together own approximately 60% of Immunosyn’s common stock.  These advances are unsecured and are to be repaid on demand.  Interest expense in the amount of $44,724 was imputed using an interest rate of 7.5% for the nine months ended September 30, 2008 and is included in additional paid in capital.  Advances from Stephen D. Ferrone, CEO and President of Immunosyn, in the amount of $8,559 are due and payable on demand.  These advances are unsecured and carry no interest rate.

NOTE 4 – COMMON STOCK

During the nine months ended September 30, 2008, Immunosyn issued 6,814 shares of restricted common stock to The Blaine Group pursuant to a contract entered into on October 12, 2007 for The Blaine Group to provide financial relations and investor relations services to Immunosyn.  The total value of such shares is $13,501.

Immunosyn issued 150,000 shares of restricted common stock on August 14, 2008 to First Montauk Securities Corp. or its designated affiliates pursuant to an advisory agreement entered into on April 23, 2008 for First Montauk to provide financial advisory services to Immunosyn.  The total value of such shares is $524,750.

On September 29, 2008, Immunosyn entered into an agreement with Bear Creek Advisors, LLC to receive services in exchange for 10,000 shares of restricted common stock.  These total value of such shares is $9,500.

NOTE 5 – COMMITMENTS AND CONTINGENT LIABILITIES

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

As of the date of this report, we have no revenue and limited operations.  Our ability to obtain additional funding will determine our ability to continue as a going concern.  We have one principal asset, our exclusive license from Argyll Biotech, and one full-time employee – a Chief Executive Officer hired in October 2007 -- and one part-time employee -- a Chief Financial and Accounting Officer.  We have not had sufficient cash to pay our Chief Executive Officer since August 2008.  We do not expect to commence full scale operations or generate revenues unless and until Argyll Biotech completes development and obtains regulatory approval for SF-1019.  Since incorporation, we have not made any significant purchases or sale of assets, nor have we been involved in any mergers, acquisitions or consolidations.

Plan of Operation

At September 30, 2008, the Company had an accumulated deficit of $1,819,891 and a working capital deficit of $(1,133,035).  Based on its current cash balance, management believes the Company cannot build its operations.  Currently, an affiliated company provides general support services to the Company, without charge.  In addition, since inception, the Company has borrowed $858,174 from Argyll Equities LLC and Argyll Biotech who together own approximately 60% of the Company’s Common Stock.  These advances are unsecured and will be repaid on demand.  See Note 3 of Notes to Financial Statements.  In October 2007, the Company hired both a Chief Executive Officer and a Chief Financial Officer (who has since left the Company).  The Company has advances from the CEO as well which are due and payable.  In addition, the Company owes the CEO for salary since August 2008.  See Note 3 of Notes to Financial Statements.  The Company needs additional financing to continue its operations and may raise funds in the future privately or publicly.  This may be difficult to accomplish in the current economic climate.  The Company has listed its Common Stock on the OTC Bulletin Board and trading commenced on October 26, 2007.

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

Changes in Internal Controls

During the quarter ended September 30, 2008, there have not been any changes in the Company’s internal controls that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.  However, please note the discussion above.

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

On or about July 27, 2006, Daval International Limited filed suit in the High Court of Justice, Chancery Division in London, England against Argyll Biotech and seven of Argyll Biotech’s research scientists and others, including Douglas McClain, Sr., seeking an injunction and damages or an account of profits based on allegations of breach by the scientists and Mr. McClain of confidentiality agreements with Daval, breaches by such persons of their fiduciary duties and conspiracy by Argyll Biotech and certain of its shareholders to wrongfully disclose and use Daval’s alleged trade secrets. Argyll Biotech has filed its defenses and continues to investigate the merits of the suit and the basis of its defenses including, among other grounds, that one of the active ingredients in SF-1019 disclosed in Argyll Biotech’s 603 Application is based on independent research by Argyll Biotech’s research scientists, and the method of producing SF-1019 is materially different from Daval’s process. The action is listed for trial in the UK in January 2009. Immunosyn is not involved in this litigation.

Item 1A.  Risk Factors.

Reference is made to Item 1A (the Risk Factors section) in the Company’s Annual Report on Form 10-KSB for the fiscal year ended December 31, 2007 previously filed with the Securities and Exchange Commission.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

(a)           The Company did not sell any unregistered equity securities during the three months ended September 30, 2008.  As previously reported, the Company has agreed to pay The Blaine Group $1,500 per month in restricted common stock of the Company, Basic Investors, Inc. up to 10,000 shares of restricted common stock of the Company, First Montauk Securities Corp. 150,000 shares of restricted common stock of the Company and Bear Creek Advisors, LLC 10,000 shares of restricted common stock and the Company accrued a liability for such shares due to The Blaine Group, Basic Investors, First Montauk Securities and Bear Creek Advisors during the three months ended September 30, 2008.  See Note 4 of Notes to Financial Statements.

(b)           Not Applicable

(c)           Not Applicable

Item 3.  Defaults Upon Senior Securities.

None.

Item 4.  Submission of Matters to a Vote of Security Holders.

None.

Item 5.  Other Information.

(a)           A Physician Sponsored IND Application to the Food and Drug Administration in the U.S. for a Phase II Clinical Trial for Multiple Sclorosis utilizing SF-1019 has been submitted.  If the submitting doctor is successful in gaining approval for his Clinical Trial, Argyll Biotech intends to supply SF-1019 at no cost to the physician for use in the trial. The FDA response timeline guidance would suggest that it would take approximately three to six months from the date of submission until approval and commencement of a trial for MS.

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

Dated:  November 14, 2008

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