Form 10-K
period 2008-12-31
IMMUNOSYN CORP
filed 2009-03-16
CIK 1375623

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2008

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____ to _____

Commission file number 005-82677

IMMUNOSYN CORPORATION
(Exact Name of Registrant as Specified in its Charter)

Delaware	20-5322896

(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

4225 Executive Square, Suite 260, La Jolla, CA 92037	92037
(Address of Principal Executive Offices)	(Zip Code)

(888) 853-3663
(Registrant’s Telephone Number, Including Area Code)

Securities registered pursuant to Section 12(b) of the Act:  None

Securities registered pursuant to Section 12(g) of the Act:  Common Stock

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. Yes ☐ No ☒

Note—Checking the box above will not relieve any registrant required to file reports pursuant to Section 13 or 15(d) of the Exchange Act from their obligations under those Sections.

Indicate by check mark if the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the past 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant’s knowledge, in definitive proxy or information statements  incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.   ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of  “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.  (Check one):

Large Accelerated Filer  ☐         Accelerated Filer  ☒         Non-Accelerated Filer  ☐         Smaller reporting Company  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐ No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of June 30, 2008 was approximately $140,434,214.

As of March 12, 2009, the Company had 272,200,976 issued and outstanding shares of Common Stock.

DOCUMENTS INCORPORATED BY REFERENCE

The following documents of the Issuer are incorporated by reference in this Report: NONE

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION

This report includes “forward-looking statements” within the meaning of Section 27A of the Securities Act, and Section 21E of the Exchange Act.  All statements other than statements of  historical facts included in this report, regarding the Company’s financial position, business strategy,  plans and objectives, are forward-looking statements.  Although the Company believes that the expectations reflected in the forward-looking statements and the assumptions upon which such forward-looking statements are based are reasonable, it can give no assurance that such expectations and assumptions will prove to have been correct.

In addition, from time to time in the future, the Company may publish “forward-looking statements” within the meaning of Section 27A of the Securities Act, and Section 21E of the Exchange Act or make oral statements that constitute forward-looking statements. These forward-looking statements may relate to such matters as anticipated financial performance, future revenues or earnings, business prospects, projected ventures, new products, anticipated market performance, and similar matters.

The Private Securities Litigation Reform Act of 1995 provides a safe harbor for forward-looking statements. In order to comply with the terms of the safe harbor, the Company cautions readers that a variety of factors could cause the Company’s actual results to differ materially from the anticipated results or other expectations expressed in the Company’s forward-looking statements. These risks and uncertainties, many of which are beyond the Company’s control, include, but are not limited to: (i) the Company’s ability to raise financing to fund its development; (ii) the effects of the economy on the Company’s ability to find and maintain financing options and liquidity; (iii) general economic conditions, both domestic and international; (iv) the Company’s ability to obtain FDA and other regulatory approvals for SF-1019 and other products it my acquire or develop; (v) competition from existing pharmaceutical, chemical and biotech companies and other participants in the drug markets; (vi) legal developments affecting the litigation experience of the Company, (vii) the effectiveness of the Company’s efforts to hire qualified personnel, (viii) changes in regulatory requirements which could affect the cost and method of doing business, (ix) the Company’s ability to achieve its business plan, (x) corporate governance issues, (xi) credit, operations, legal and regulatory risks; and (xii) risks related to foreign operations. There can be no assurance that the Company has correctly or completely identified and assessed all of the factors affecting the Company’s business. The Company does not undertake any obligation to publicly update or revise any forward-looking statements. See also Item 1A – Risk Factors.

PART I

Item 1.	Business.

About Immunosyn Corporation; Background and History

Immunosyn Corporation (“Immunosyn” or the “Company”) is a Delaware corporation headquartered in La Jolla, California that owns an exclusive worldwide license to market, distribute and sell a biopharmaceutical drug product, currently referred to as SF-1019, for multiple uses including the treatment of any and all diseases and pathological conditions, subject to receipt of appropriate regulatory approval in each jurisdiction where SF-1019 will be marketed.  Under the terms of its exclusive license, the Company is further granted the rights to any improvement of SF-1019 and other compounds which are developed under the same technology platform and which are chemically similar to SF-1019.  The Company is in the development stage and, to date, has no revenues from SF-1019 or otherwise.

The exclusive license for SF-1019 has been granted to Immunosyn by Argyll Biotechnologies, LLC (“Argyll Biotech”).  Argyll Biotech is a closely-held Delaware limited liability company, headquartered in La Jolla, California, that owns and controls worldwide rights to SF-1019.  SF-1019 has not been approved for human use in any jurisdiction.  Argyll Biotech is preparing to conduct clinical trials, develop manufacturing protocols and, if possible, apply for regulatory approval of SF-1019’s use.  Through a series of private investments, Argyll Biotech and its affiliates and other persons have provided the funding to bring SF-1019 from its inception to preliminary experimental research.  Argyll Biotech intends to continue to manage and fund the process for research, product development, clinical testing and regulatory approval of SF-1019, including refinement for additional uses.  SF-1019 is the first such product that Argyll Biotech hopes to bring into the marketplace through these efforts.  Argyll Biotech received 147,000,000 shares of Common Stock of the Company for its license fee and is the Company’s largest shareholder

Immunosyn’s primary asset is its exclusive worldwide license from Argyll Biotech to market, distribute and sell SF-1019.  The Company also has the right of first offer to enter into additional license agreements for uses of other compounds which are not already covered under the existing license agreement.  Argyll Biotech has also retained Professors Jonathan Heeney, Professor of Comparative Pathology at University of Cambridge, England, and Angus Dalgleish, Chair of Oncology, Gastroenterology and Endocrinology at St. George’s Hospital Medical School, London, England, who are both well known anti-viral researchers and immuno-pathology specialists, as its scientific advisors.  We believe that the combined experience of all of Argyll Biotech’s scientific advisory board members should provide substantial guidance toward achieving approval of SF-1019 for marketing, distribution and sale to the target market.

SF-1019 is an experimental extract from caprine (goat) serum containing a number of unique lipopeptide molecules.  Argyll Biotech’s consultants first identified the precursor to SF-1019 in the mid-1990’s, which they believed to be an effective booster and modulator of an individual’s immune system.  Subsequent research by such consultants revealed that the precursor to SF-1019 had potential efficacy in the regulation and normalization of an individual’s immune system response to multiple viral pathologies, including Human Immunodeficiency Virus (“HIV”).  Argyll Biotech intends to develop SF-1019 for treatment of diabetes and Chronic Inflammatory Demyelinating Polyneuropathy (“CIDP”) first and then other diseases, and Immunosyn will be responsible for commercializing SF-1019 when and as approval for such treatment is procured.

Argyll Biotech is responsible for all research and product development, clinical testing, regulatory approvals, production and product support.  Argyll Biotech anticipates that it will commence clinical trials and studies of SF-1019 and prepare and submit all filings required for regulatory approval of that product for treatment of various diseases including CIDP, RSD, diabetic neuropathy and diabetic ulcers, both in the United States and in other countries that are targeted for distribution and sale of the product.  The Company believes that a limited proof of concept trial began in Europe for treatment of diabetic ulcers with SF-1019.  It is expected that larger-scale independently-managed formal clinical trials will begin in the second half of 2009.  The Company believes that a limited feasibility clinical study of SF-1019 was conducted in the U.S. for treatment of CIDP and RSD as well.  Argyll Biotech has also retained a consulting firm to provide clinical and regulatory consulting services in support of the marketing authorization process by the US FDA.

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

Diabetes mellitus refers to a family of diseases featuring high glucose levels caused by the body’s inability to produce and/or utilize insulin.  According to National Diabetes Education Program, the July 2008 estimate of prevalence or total number of cases of diabetes in adults in the U.S. is 23.6 million, or 7.8 percent of the U.S. population, including 5.7 million undiagnosed cases.  According to the same source, it is estimated that an additional 1.6 million adults are diagnosed with diabetes each year.  See http://www.ndep.nih.gov/diabetes/pubs/FS_GenSnapshot.pdf.

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

According to Diabetes Atlas, third edition © International Diabetes Federation, 2006 and www.diabetes.niddk.nih.gov , globally, an approximated 246 million people have diabetes mellitus, of which an estimated 50% have diabetic neuropathy (DN) and one in six will develop a foot ulcer.

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

Development and Regulatory Matters

Argyll Biotech expects to commence clinical trials of SF-1019 both in the United States and in selected other countries around the world and in connection therewith to prepare and submit filings necessary to conduct clinical trials at least initially for the treatment of one or more of CIDP, diabetic neuropathy and diabetic ulcers in those countries that are targeted for distribution and sale of the product.  After commencement of a clinical trial, Argyll Biotech expects to provide periodic reports to Immunosyn documenting its efforts toward procuring regulatory approval of SF-1019, as well as clinical budgets and strategic plans for obtaining approval for sale of the product and thereafter for each year during which development efforts are conducted.  Argyll Biotech will remain responsible for preparation and implementation of the clinical trials including trial protocols and regulatory activities, and for costs associated with those activities.

Distribution and Promotion

Immunosyn will assume responsibility for the promotion and sale of SF-1019 for its approved uses.  To accomplish this, Immunosyn expects to establish a sales force and an order processing and distribution network for each country in which Argyll Biotech receives appropriate regulatory approval for the sale of SF-1019.  Immunosyn will also develop marketing plans for sales and distribution of SF-1019 in each such country, although Argyll Biotech will retain a right to participate in all marketing and promotion activities.  Each party is responsible for its own costs associated with these activities.

License Fees

Immunosyn issued 147,000,000 shares of its Common Stock to Argyll Biotech in 2006 which Argyll Biotech has sold or expects to sell to raise funds for product development and regulatory approval for SF-1019 and other uses.  The license fee was earned when paid and there are no restrictions on the release or use of the proceeds received by Argyll Biotech from the sale of Immunosyn’s shares, and these proceeds may be used at Argyll Biotech’s sole discretion for any purpose.  No refund will be owed by Argyll Biotech in the event the cost of development and regulatory approval is substantially less than the fee, nor are there any penalties owed by Argyll Biotech if it fails to complete product development or obtain regulatory approval for its distribution.

Payments and Reports

Argyll Biotech is not obligated to provide to Immunosyn an accounting for its use of proceeds, nor does Immunosyn have any audit rights to inspect Argyll Biotech’s use of the license proceeds.

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

Intellectual Property Ownership

Argyll Biotech retains ownership of its intellectual property either through assignment or exclusive license and, under the exclusive license agreement with Immunosyn, ownership of including intellectual property jointly-developed by the parties.  Argyll Biotech will take reasonable and necessary steps to protect its intellectual property from third-party infringement, and will defend Immunosyn against charges of infringement that refer, relate or pertain to Immunosyn’s marketing, sale and distribution of SF-1019.

Publication and Confidentiality

Argyll Biotech and Immunosyn have agreed to share information on scientific and medical reports relating to the business, operations, research and development and clinical trial results of SF-1019.

Recall and Indemnification

The exclusive worldwide license agreement provides that Argyll Biotech is to retain responsibility for costs and activities relating to any recall of SF-1019, and will defend, indemnify and hold Immunosyn harmless for, from and against damages associated therewith.

Term and Termination

The exclusive worldwide license agreement provides that, unless sooner terminated, it is to remain in full force and effect for the later of 10 years from the date when SF-1019 is first commercially sold or the date when the patent coverage for SF-1019 expires in any country, which in most jurisdictions is twenty (20) years from the date of filing of a patent application on a country-by-country basis.  Either party may terminate the agreement only on account of an uncured material breach by the other party.  Immunosyn may terminate the agreement if a non-rebuttable regulatory or patient safety issue is raised, in which event all remaining license fee obligations will immediately be cancelled.

Government Regulations

The United States Federal Food and Drug Administration (the “FDA”) and comparable regulatory agencies in foreign countries, as well as drug regulators in state and local jurisdictions, impose substantial requirements upon clinical development, manufacture and marketing of pharmaceutical products.  These agencies and other federal, state and local entities regulate research and development activities and the human testing, manufacture, quality control, storage, records and reports, conditions of approval and marketing, including claims, labeling, and advertising and promotion of Argyll Biotech’s SF-1019, as well as any other products that either Argyll Biotech or Immunosyn may independently develop or may otherwise license for marketing and distribution.

The process required by the FDA under the drug provisions of the United States Food, Drug, and Cosmetic Act before any initial products may be marketed in the United States generally involves the following:

•	Preclinical laboratory and animal tests;

•	Submission of an Investigational New Drug Application (“IND”), which must become effective before human clinical trials may begin;

•	Adequate and well-controlled human clinical trials to provide substantial evidence of the safety and efficacy of the product candidate for its intended use;

•	Submission to the FDA of a New Drug Application (“NDA”); and

•	FDA review and approval of a NDA and final product labeling.

The testing and approval process requires substantial time.  Preclinical tests include laboratory evaluation of the product candidate, its chemistry, formulation and stability, as well as animal studies to assess the potential safety and efficacy of the product candidate.  Certain preclinical tests must be conducted in compliance with good laboratory practice regulations.  Failure to conduct preclinical studies not in accord with good laboratory practice regulations can, in some circumstances, lead the FDA to require such studies to be replicated.  Often, long-term preclinical studies required for NDA approval are conducted while clinical studies are ongoing.

Argyll Biotech must submit the results of preclinical tests, together with manufacturing information and analytical data and a complete clinical investigational plan, to the FDA as part of an IND, which must become effective before any clinical trials can begin in the United States.  Analogous requirements are in place in the countries of the European Union and in the United Kingdom, where Argyll Biotech is preparing to conduct preclinical and clinical studies.  If the FDA or its foreign equivalent raises questions about an IND within a certain period of time after its submission, that regulatory body may impose a clinical hold, thereby delaying the initiation of the study.  In such a case, the IND sponsor and the regulatory authority must resolve any outstanding scientific questions before clinical trials can begin.  All clinical trials must be conducted under the supervision of a qualified investigator in accordance with good clinical practice regulations for the protection of human subjects.  These regulations include the requirement that all subjects be provided with adequate information for informed consent.  Further, an independent Institutional Review Board (“IRB”) must review and approve any clinical investigational plan prior to study initiation.  The IRB also continues to monitor the study and must be kept aware of the study’s progress, particularly as to adverse events and changes in the research program.  Certain adverse events that may occur in an on-going clinical trial must be reported promptly to the FDA and progress reports detailing the status and results of the clinical trials, and any new information of which the sponsor becomes aware, must be submitted at least annually to the FDA or its foreign equivalent.

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

Concurrent with preclinical studies and clinical trials, Argyll Biotech must develop information about the chemistry and physical characteristics of SF-1019 and must finalize a process for manufacturing this product in accordance with current good manufacturing practice (“cGMP”) requirements.  The manufacturing process must be capable of consistently producing quality batches of SF-1019 and Argyll Biotech must develop validated methods for testing the identity, quality, purity and potency of the drug candidate.  Additionally, appropriate packaging must be selected and tested and chemistry stability studies must be conducted to demonstrate that the SF-1019 product does not undergo unacceptable deterioration over its shelf life.

In August 2008, the Company announced that it had elected to delay pursuit of agreements for the administration and distribution of SF-1019 in the State of Utah.  In addition, the Company subsequently elected to delay the pursuit of agreements for the administration and distribution of SF-1019 to all populations in Malaysia.

In November 2008, a physician submitted a physician-sponsored IND application to the US Food and Drug Administration for a Phase II clinical trial for Multiple Sclerosis utilizing SF-1019.  If the submitting doctor is successful in gaining approval for his clinical trial, Argyll Biotech intends to supply SF-1019 at no cost to the physician for use in the trial.

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

In the United States, under the Prescription Drug User Fee Act (“PDUFA”), submission of an NDA with clinical data requires payment of a user fee.  For fiscal year 2008, that fee was $1,178,000 for applications requiring clinical data.  Similar fees and requirements are in place in foreign jurisdictions.  In return, the relevant regulatory agencies assign time goals for reviewing NDAs prior to issuing a “complete response” in which an NDA may be approved, or denied if the regulatory agency’s criteria are not satisfied, or require additional clinical data.  Even if these data are submitted, the regulatory agency may ultimately decide that the NDA does not satisfy the criteria for approval.  If the regulatory agency approves the NDA, the product becomes available for physicians to prescribe, but even after approval, a regulatory agency may later decide to withdraw product approval if compliance with regulatory standards is not maintained or if safety problems occur after the product reaches the market.  A regulatory agency may also require post-marketing studies, known as Phase IV studies, as a condition to approval to develop additional information regarding the safety of a product.  In addition, a regulatory agency can require surveillance programs to monitor approved products that have been commercialized, and such agencies have the power to require changes in labeling or to prevent further marketing of a product based on the results of these post-marketing programs.

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

European Regulations

The initial preclinical trials and clinical studies of SF-1019 are expected to be conducted by Argyll Biotech under European auspices and jurisdiction.  Prior regulatory approval in order to initiate Phase I (human volunteer) studies is required in many of the European Union member states.  Following successful completion of Phase I studies, data must be submitted in a summarized format to the applicable regulatory authority in the member state in respect of applications for the conduct of later Phase II and Phase III studies.  It is expected that the first submission for clinical trial approval will be made in the United Kingdom to the Medicines and Healthcare products Regulatory Agency (MHRA) which acts on behalf of the European Medicines Agency (EMEA) to ensure uniformity amongst the member states and that the first set of clinical trials will take place under their jurisdiction. European Union regulatory authorities typically are required to raise objections within one to three months after receipt of a proposal for a study, but they often have a right to extend this review period at their discretion.  In addition, one or more independent ethics committees, which typically operate similarly to an Institutional Review Board in the United States, will review the research proposal, prior to authorizing its commencement.

            In order to gain marketing approval in the European Union, Argyll Biotech must submit a comprehensive dossier to the relevant authority for review, which, in the European Union, is known as a Marketing Authorization Application (“MAA”).  The format of the MAA is specific and is laid out by each applicable regulatory authority, although in general it will contain information on the quality of the chemistry, manufacturing and pharmaceutical aspects of the product as well as non-clinical and clinical data.

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

Failure to comply with the terms of the license after obtaining marketing approval can, among other things, result in the suspension of regulatory approval, as well as possible civil and criminal sanctions.  The European Union will require Argyll Biotech to participate in the "Yellow Card" system which enables the rapid and efficient reporting of adverse events and side effects. If any major events are reported, this may result in the license being withdrawn.  Regulators have the authority if they fail to comply with the license to revoke, suspend or withdraw approvals of previously-approved products and can also prevent companies and individuals from participating in the drug approval process. They are permitted to seize products which are in breach of the license and close manufacturing plants not operating in conformity with the licensed manufacturing agreements, storage, or distribution protocols and stop the shipment of such products.

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

Competition

Competition in the biotechnology industry is intense.  Potential competitors in the United States and Europe are numerous and include pharmaceutical, chemical and biotechnology companies, most of which have substantially greater capital resources, marketing experience, research and development staffs and facilities than Immunosyn.  Among others, Eli Lilly & Company and Wyeth Pharmaceuticals, Inc. market antidepressants, and Pfizer, Inc. markets anticonvulsants that are prescribed for treating diabetic neuropathy.  In addition, Daval International Limited, a United Kingdom company (“Daval”), is also testing a caprine serum product, called Aimspro, for treating multiple sclerosis and other neurological disorders.  GTC Biotherapeutics, Inc., a Nasdaq company, develops, supplies and commercializes therapeutic proteins produced through transgenic animal technology.  GTC’s clot busting biotherapeutic, ATyrn®, produced in goats, was recently approved by the FDA for the prevention of peri-operative and peri-partum thromboembolic events in hereditary antithrombin deficient patients.

Argyll Biotech intends to seek to limit potential sources of competition by developing products that are eligible for orphan drug designation and approval or other forms of protection.  Specifically, Argyll Biotech intends to target CIDP as a potential candidate for treatment with SF-1019 and to seek orphan drug status for SF-1019 in the treatment of CIDP.  CIDP is listed by the National Organization for Rare Disorders ( http://www.rarediseases.org /) as an orphan disease with less than 200,000 cases in the United States.  The only available treatment is IVIG (intravenous gamma globulin) at a cost of $2,000-$6,000 per month depending on dosage.  The mechanism of action of IVIG is to block release of inflammatory cytokines directly and therefore lasts only about 1-2 weeks.  However, due to their substantially greater resources, competitors may develop similar technologies and products more rapidly or may market them more effectively.  Competing technologies or products may be more effective than any of those that are being or will be developed by Argyll Biotech.  In addition, existing competitors enjoy the strategic advantages of existing brand recognition, marketing and distribution networks, thus enabling them to introduce new products much more rapidly than Immunosyn.

Employees

As of December 31, 2008, we had two executive officers, Mr. Stephen D. Ferrone, President and CEO, and Mr. Douglas McClain, Jr., our Chief Financial and Accounting Officer and Corporate Secretary.  Stephen D. Ferrone is currently our only full-time employee.   The Company expects to hire additional executive staff and employees, including potentially a full-time CFO, as needed.

Where You Can Find More Information

Our annual report on Form 10-K,  quarterly reports on Form 10-Q,  current reports on Form 8-K  and all amendments to those reports are available without charge from us on our website at http://www.immunosyn.com,  as soon as reasonably practicable following the time they are filed with or furnished to the SEC. Reports filed with the SEC may also be viewed at www.sec.gov or obtained at the SEC Public Reference Room in Washington, D.C. Information regarding the operation of the Public Reference Room may be obtained by calling the SEC at 1-800-SEC-0330.

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

Our independent auditor has expressed doubt about our ability to continue as a going concern.  Note 2 to our financial statements includes an explanatory paragraph expressing doubt about our ability to continue as a going concern.  Our ability to continue as a going concern is dependent on our ability to implement our business plan, raise capital and generate revenues.  Since inception, we have borrowed $893,663from Argyll Equities, LLC and Argyll Biotech who together own approximately 60% of Immunosyn’s Common Stock.  These advances are unsecured and are to be repaid on demand.  In addition, the Company had accounts payable and accrued expenses of $320,352 and $14,268, respectively, as of December 31, 2008.

As of December 31, 2008, Immunosyn had an accumulated deficit of $1,934,939 and a working capital deficit of $1,219,881 which is considered insufficient to fund operations over the next 12 months.

Immunosyn or Argyll Biotech may not be able to secure financing, which in turn could affect Immunosyn’s and Argyll Biotech’s respective abilities to operate as a going concern.

As of December 31, 2008, Argyll Biotech had an accumulated deficit of approximately $1,722,504 and a working capital deficit of approximately $1,331,497.  Argyll Biotech does not anticipate any revenues in the foreseeable future but continues to incur significant losses from operations.  This raises substantial doubt about Argyll Biotech’s ability to continue as a going concern.  Argyll will require substantial additional financing to bring SF-1019 to market.  If adequate financing is not available to Argyll Biotech, it may be required to delay, scale back or eliminate some of its research and development programs or the proposed clinical trials of SF-1019, to relinquish rights to certain technologies or products or to license third parties to commercialize technologies and products that Immunosyn might otherwise seek to license.  Argyll Biotech’s inability to obtain financing, if required, would have a material adverse effect on the value of Immunosyn’s exclusive license and Immunosyn’s ability to develop its operations and implement its business plan.

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

Pursuant to a subpoena dated January 20, 2006 issued by the Securities and Exchange Commission (“SEC”) to an affiliate of Argyll Biotech in proceedings captioned In the Matter of Directors Financial Group, Ltd. and In The Matter of Prime Bank Securities, and pursuant to subpoenas issued by the SEC to affiliates of Argyll Biotech on March 30, 2006 and to Immunosyn on December 15, 2006 in a proceeding captioned In The Matter of The Argyll Group, LLC, the Company and its affiliates have been asked to produce all documents concerning a wide variety of topics including many related directly to a prior licensee of SF-1019, Nurovysn Merger Corporation, and the Company.  Pursuant to a third subpoena, dated December 15, 2006, issued by the SEC to the Company, the Company has been asked to produce documents concerning private placements of the Company’s stock and other matters disclosed in this report.  The Company and Argyll Biotech’s affiliates actively cooperated with the SEC and produced documents responsive to these subpoenas, completing their responses in early August 2007.  The Directors Financial Group matter was resolved in June 2006 through a settlement between the SEC and the parties to the proceeding and, accordingly, Immunosyn will not be required to respond further to that subpoena.  The Company has had no further communication with the SEC regarding the subpoenas since January 2007.  Although Immunosyn and its affiliates believe they have complied with the SEC’s subpoenas, there can be no assurance that the Company and its affiliates will not receive additional subpoenas from the SEC or be found liable for one or more violations of law which could expose the Company and its affiliates, including Argyll Biotech, to liability for fines and penalties, as well as injunctive or other sanctions that might prohibit or restrict the Company’s or Argyll Biotech’s ability to proceed with financing its operations.  Even if the Company and its affiliates are fully in compliance with all of their legal obligations, the existence of these proceedings may delay or otherwise negatively impact their ability to conduct their operations.  Furthermore, the existence of these proceedings may discourage future investors from acquiring the securities of the Company or Argyll Biotech.

Litigation involving Argyll Biotech and its research scientists could have an adverse effect on the development of SF-1019 and the Company.

On or about July 27, 2006, Daval International Ltd. filed suit in the High Court of Justice, Chancery Division in London, England against Argyll Biotech and five of Argyll Biotech’s research scientists and others, including Douglas McClain, Sr., seeking an injunction and damages or an account of profits based on allegations of breach by the scientists and Mr. McClain of confidentiality agreements with Daval, breaches by such persons of their fiduciary duties and conspiracy by Argyll Biotech and certain of its shareholders to wrongfully disclose and use Daval’s alleged trade secrets.  These proceedings do not allege infringement of any Daval patent whether by Argyll Biotech or any of the other defendants.  Argyll Biotech has filed its defenses and continues to investigate the merits of the suit and the basis of its defenses including, among other grounds, that one of the active ingredients in SF-1019 disclosed in Argyll Biotech’s 603 Application is based on independent research by Argyll Biotech’s research scientists, and the method of producing SF-1019 is materially different from Daval’s process.  The action had been listed for trial in the UK in January 2009 but, in December 2008, the High Court in London ordered that the trial be rescheduled for a later date likely to be late 2009 or early 2010.  Immunosyn is not involved in this litigation.  Even if Daval’s claims are found to have no merit, these proceedings may delay or otherwise negatively impact Argyll Biotech’s ability to conduct its operations, which could have a negative impact on the development of SF-1019, which would adversely affect the Company.

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

Immunosyn has been informed that Argyll Biotech is implementing controls to prevent unregulated use of SF-1019 but if Argyll Biotech is unable to do so or the FDA takes any action to prevent the export or experimental use of unapproved drugs such as SF-1019, the Company’s licensed rights will be of diminished value.

Prior to Argyll Biotech’s development of SF-1019, caprine serum had been the subject of unregulated use by parties unrelated to Argyll Biotech and the Company.  In 2007, the Company learned that research samples of SF-1019 have been used by several individuals in the United States and Mexico, and such uses have been publicized as “testimonials” on a shareholder’s web site.  To the extent unapproved research samples of SF-1019 have been exported from the United States or used in the United States, the FDA may issue cease and desist letters and take other action to prevent any further export, use or promotion within the United States although no such letters or action have been received or taken to date.  Such actions by the FDA, if any, may delay or affect Argyll Biotech’s ability to obtain FDA approval for SF-1019 and will have a material adverse effect on the Company’s exclusive license from Argyll Biotech.

The Company has been informed that Argyll Biotech has taken steps to prevent distribution or export of SF-1019 for unapproved human use in any country, including the United States.  In addition, the Company has informed all of its shareholders to discontinue all further promotion of SF-1019 that does not comply with FDA regulations.  The Company’s Board of Directors has assumed responsibility for coordinating these controls with Argyll Biotech and monitoring their implementation. However, there can be no assurance that the Company or Argyll Biotech will be able to effectively monitor and control the activities of third-party shareholders of the Company.

The Company depends on Argyll Biotech’s ongoing research and growing intellectual property portfolio to develop and protect technologies and products.

Argyll Biotech is developing pharmaceutical compositions directed to a new class of biological response modifiers it refers to as immune cell proliferating factors (“ICPF”).  These factors, derived from mammalian cells, have shown preliminary promise in laboratory testing by stimulating the immune system of otherwise healthy, but infected test animals.  SF-1019 is believed by Argyll Biotech to contain one or more such factors and Argyll Biotech is currently performing research to confirm this.  Argyll Biotech is working closely with one of the original developers of ICPF therapy, Professor Kenneth Willeford, of Mississippi State University (“MSU”).  Dr. Willeford is a named inventor of a number of Argyll Biotech’s pending patent applications, all of which are exclusively licensed by MSU to Argyll Biotech.  US Patent Application No. 10/825,603 (the “603 Application”), entitled “ Prophylactic and therapeutic benefits of a new class of immune stimulating peptides ,” has recently been allowed by the United States Patent and Trademark Office, and issued in April 2008.

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

Argyll Biotech’s only data regarding the safety and efficacy of SF-1019 is based on uncontrolled observations of a precursor to SF-1019 among a small group of individuals, not SF-1019 itself.  If and when formal and controlled clinical trials are conducted using SF-1019 over broad populations and geographic areas, it is possible that heretofore unknown adverse safety and unfavorable efficacy effects may be observed, in which case the Company’s ability to market SF-1019 for its intended use may be materially and substantially reduced or eliminated.  Moreover, formal clinical trials are expensive and Argyll Biotech may have severely underestimated the cost of conducting and concluding such trials.  If the Company is unable to commence the marketing, distribution and sale of SF-1019 because formal clinical trials reveal adverse safety or lack of efficacy information, or if the clinical trials last longer or sustain substantially higher costs than are currently projected, the Company’s business will be severely and adversely diminished.

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

On or about July 27, 2006, Daval filed suit in the High Court of Justice, Chancery Division in London, England against Argyll Biotech and five of Argyll Biotech’s research scientists and others, including Douglas McClain, Sr., seeking an injunction and damages or an account of profits based on allegations of breach by the scientists and Mr. McClain of confidentiality agreements with Daval, breaches by such persons of their fiduciary duties and conspiracy by Argyll Biotech and certain of its shareholders to wrongfully disclose and use Daval’s alleged trade secrets.  These proceedings do not allege infringement of any Daval patent whether by Argyll Biotech or any of the other defendants.  Argyll Biotech has filed its defenses and continues to investigate the merits of the suit and the basis of its defenses including, among other grounds, that one of the active ingredients in SF-1019 disclosed in Argyll Biotech’s 603 Application is based on independent research by Argyll Biotech’s research scientists, and the method of producing SF-1019 is materially different from Daval’s process.  The action had been listed for trial in the UK in January 2009 but, in December 2008, the High Court in London ordered that the trial be rescheduled for a later date likely to be late 2009 or early 2010.  Immunosyn is not involved in this litigation.

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

The Company expects to have rights to market, distribute and sell SF-1019 in territories outside of the United States to the extent that SF-1019 will be approved by local regulatory authorities for distribution in such territories.  Approval for SF-1019 is being sought in Malaysia, for example.  To the extent that it develops these international operations, the Company and Argyll Biotech will be subject to the risks of conducting business in foreign countries including:

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

As directed by Section 404 of the Sarbanes-Oxley Act of 2002 (“SOX 404”), the SEC adopted rules requiring public companies to include a report of management on the company’s internal controls over financial reporting in their annual reports, including in their Form 10-K.  We are subject to this requirement commencing with our fiscal year ending December 31, 2007 and a report of our management is included under Item 9A of this Annual Report on Form 10-K.  In addition, SOX 404 requires the independent registered public accounting firm auditing a company’s financial statements to also attest to and report on the operating effectiveness of such company’s internal controls.  This annual report includes an attestation report under Item 8 of this Annual Report on Form 10-K.  Such report indicates the Company had material weaknesses resulting in a conclusion that our control over financial reporting as of December 31, 2008 was not effective.

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

Our Common Stock is a penny stock. Trading of our Common Stock may be restricted by the SEC’s penny stock regulations and FINRA’s sales practice requirements, which may limit a stockholder’s ability to buy and sell our Common Stock.

Our Common Stock is a penny stock. The Securities and Exchange Commission has adopted Rule 3a51-1 which generally defines “penny stock” to be any equity security that has a market price (as defined) less than $5.00 per share or an exercise price of less than $5.00 per share, subject to certain exceptions. Our securities are covered by the penny stock rules, including Rule 15g-9, which impose additional sales practice requirements on broker-dealers who sell to persons other than established customers and “accredited investors.”  The term “accredited investor” refers generally to institutions with assets in excess of $5,000,000 or individuals with a net worth, or joint net worth with the person’s spouse, that exceeds $1,000,000 or annual income exceeding $200,000 or $300,000 jointly with their spouse. The penny stock rules require a broker-dealer, prior to a transaction in a penny stock not otherwise exempt from the rules, to deliver a standardized risk disclosure document in a form prepared by the SEC which provides information about penny stocks and the nature and level of risks in the penny stock market. The broker-dealer also must provide the customer with current bid and offer quotations for the penny stock, the compensation of the broker-dealer and its salesperson in the transaction and monthly account statements showing the market value of each penny stock held in the customer’s account. The bid and offer quotations, and the broker-dealer and salesperson compensation information, must be given to the customer orally or in writing prior to effecting the transaction and must be given to the customer in writing before or with the customer’s confirmation. In addition, the penny stock rules require that prior to a transaction in a penny stock not otherwise exempt from these rules, the broker-dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser’s written agreement to the transaction. These disclosure requirements may have the effect of reducing the level of trading activity in the secondary market for the stock that is subject to these penny stock rules. Consequently, these penny stock rules may affect the ability of broker-dealers to trade our securities. We believe that the penny stock rules discourage investor interest in and limit the marketability of our Common Stock, and some investors may perceive our securities to be less attractive because they are traded in the over-the-counter market.

In addition to the “penny stock” rules promulgated by the Securities and Exchange Commission, FINRA has adopted rules that require that in recommending an investment to a customer, a broker-dealer must have reasonable grounds for believing that the investment is suitable for that customer. Prior to recommending speculative low priced securities to their non-institutional customers, broker-dealers must make reasonable efforts to obtain information about the customer’s financial status, tax status, investment objectives and other information. Under interpretations of these rules, FINRA believes that there is a high probability that speculative low priced securities will not be suitable for at least some customers. The FINRA requirements make it more difficult for broker-dealers to recommend that their customers buy our Common Stock, which may limit your ability to buy and sell our stock.

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

Item 1B.	Unresolved Staff Comments.

None.

Item 2.	Properties.

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

Pursuant to a subpoena dated January 20, 2006 issued by the Securities and Exchange Commission (“SEC”) to an affiliate of Argyll Biotech in proceedings captioned In the Matter of Directors Financial Group, Ltd. and In The Matter of Prime Bank Securities, and pursuant to subpoenas issued by the SEC to affiliates of Argyll Biotech on March 30, 2006 and to Immunosyn on December 15, 2006 in a proceeding captioned In The Matter of The Argyll Group, LLC, the Company and its affiliates have been asked to produce all documents concerning a wide variety of topics including many related directly to the Company.  Pursuant to a third subpoena dated December 15, 2006 issued by the SEC to the Company, the Company has been asked to produce documents concerning private placements of the Company’s stock and other matters disclosed in this report.  The Company and Argyll Biotech’s affiliates actively cooperated with the SEC and produced documents responsive to these subpoenas, completing their responses in early August 2007.  The Directors Financial Group matter was resolved in June 2006 through a settlement between the SEC and the parties to the proceeding and, accordingly, Immunosyn will not be required to respond further to that subpoena.  Immunosyn has had no further communication with the SEC regarding the subpoenas since January 2007.  Although Immunosyn and its affiliates believe they have complied with the SEC’s subpoenas, there can be no assurance that the Company or the Company’s affiliates will not receive additional subpoenas from the SEC or be found liable for one or more violations of law which could expose the Company or the Company’s affiliates, including Argyll Biotech, to liability for fines and penalties, as well as injunctive or other sanctions that might prohibit or restrict the Company’s or Argyll Biotech’s ability to proceed with financing its operations or listing its Common Stock.

On or about July 27, 2006, Daval filed suit in the High Court of Justice, Chancery Division in London, England against Argyll Biotech and five of Argyll Biotech’s research scientists and others, including Douglas McClain, Sr., seeking an injunction and damages or an account of profits based on allegations of breach by the scientists and Mr. McClain of confidentiality agreements with Daval, breaches by such persons of their fiduciary duties and conspiracy by Argyll Biotech and certain of its shareholders to wrongfully disclose and use Daval’s alleged trade secrets.  These proceedings do not allege infringement of any Daval patent whether by Argyll Biotech or any of the other defendants.  Argyll Biotech has filed its defenses and continues to investigate the merits of the suit and the basis of its defenses including, among other grounds, that one of the active ingredients in SF-1019 disclosed in Argyll Biotech’s 603 Application is based on independent research by Argyll Biotech’s research scientists, and the method of producing SF-1019 is materially different from Daval’s process.  The action had been listed for trial in the UK in January 2009 but, in December 2008, the High Court in London ordered that the trial be rescheduled for a later date likely to be late 2009 or early 2010.  Immunosyn is not involved in this litigation.

On March 16, 2007, Frank Bramante and Salvatore Bramante commenced an action in the United Stated District Court for the Southern District of California against various defendants including Immunosyn seeking amongst other relief an injunction to prevent the transfer and/or sale of the patents and/or proprietary information relating to SF-1019 to third parties.  The case was stayed by Order dated January 17, 2008 pending resolution of a largely duplicative action filed in the United Stated District Court for the Western District of Texas, San Antonio Division, by the same plaintiffs against the same defendants excluding Immunosyn on July 28, 2006.  The Texas action was dismissed with prejudice in September 2008 and a formal dismissal in the California action is in the process of being submitted to the Court in order to formally close this case.  The Company does not have any liability in this matter.

On December 19, 2007, a shareholder of the Company, Leon S. Segen, commenced an action in the U.S. District Court for the Southern District of New York derivatively on behalf of the Company to recover alleged short-swing profits from several alleged statutory insiders of the Company, including Company officer and director Douglas A. McClain, Jr.  This action is in the discovery phase.  The action includes the Company as a nominal defendant only and does not allege any claims of liability against the Company.

On March 19, 2008, a shareholder of the Company, Deborah Donoghue, commenced two actions – one in the U.S. District Court for the Southern District of California and the other in the U.S. District Court for the Southern District of New York — derivatively on behalf of the Company to recover alleged short-swing profits from several alleged statutory insiders of the Company, including Company office and director Douglas A. McClain, Jr.  The actions include the Company as a nominal defendant only and do not allege any claims of liability against the Company.  Donoghue withdrew the New York action in April 2008 and the California action has been stayed pending resolution of the related earlier-filed action by shareholder Leon Segen currently pending in the Southern District of New York.

Item 4.	Submission of Matters to a Vote of Security Holders.

None.

PART II

Item 5.	Market for Common Equity, Related Stockholder Matters and Small Business Issuer Purchases of Equity Securities.

Market for Common Equity

Our Common Stock began trading on the Over-The-Counter Bulletin Board (the “OTCBB”) on Friday, October 26, 2007, under the symbol “IMYN.”

The following tables set forth the high and low bid prices of our Common Stock on the OTCBB during the 2007 and 2008 fiscal years according to Yahoo! Finance.

	High	Low

2008
Fourth Quarter	$1.00	$0.12
Third Quarter	2.63	0.55
Second Quarter	4.40	1.80
First Quarter	5.10	1.40

2007
Fourth Quarter(1)	$6.69	$2.55

 (1) From October 26, 2007 to December 31, 2007

These quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.  Prior to October 26, 2007, there was no public trading market for our securities.

As of March 12, 2009, 425,000,000 shares of our Common Stock were authorized for issuance, 272,200,976 shares of Common Stock were issued and outstanding and there were approximately 300 holders of record of our Common Stock.  As of March 12, 2009, 25,000,000 shares of our Preferred Stock were authorized for issuance and no shares of Preferred Stock were issued and outstanding.  No options or warrants to purchase Common Stock have been granted.

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

The following table provides information as of December 31, 2008 relating to the Plan, the only compensation plan under which equity securities of the Company are authorized for issuance:

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

Recent Sales of Unregistered Securities

On October 12, 2007, Immunosyn agreed to pay The Blaine Group, Inc. $1,500 per month in restricted stock.  As a result, a total of  20,976 shares of Immunosyn Common Stock were allocated to be issued to The Blaine Group, Inc. in 2008. Pursuant to a contract with Basic Investors, Inc., dated October 15, 2007, Immunosyn allocated 10,000 shares of restricted Immunosyn Common Stock to Basic Investors in 2007.  On April 23, 2008, Immunosyn agreed to issue 150,000 shares of restricted Common Stock to First Montauk Securities Corp. or its designated affiliates.  Such shares were issued in August 2008.  On September 29, 2008, Immunosyn entered into an agreement with Bear Creek Advisors, LLC which called for Immunosyn to pay Bear Creek Advisors, LLC a total of 30,000 shares of restricted Common Stock of Immunosyn.  Immunosyn issued 10,000 of these shares to Bear Creek on September 29, 2008 and allocated another 10,000 shares to be issued on November 28, 2008.  See Note 6 to the consolidated financial statements.

In issuing these securities, we relied on the exemptions from registration provided in Regulation D and Section 4(2) under the Securities Act.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

There were no purchases made by or on behalf of the Company or any “affiliated purchaser,” as defined, of shares of Common Stock of the Company in 2008.

Share Performance Graph

The following graph shows changes over the fourteen month period of US $100 invested in (1) the Company’s Common Stock, (2) the S&P 500 Index and (3) the S&P Biotechnology Index.

Item 6.	Selected Financial Data.

This Item 6 is not applicable to us as, pursuant to Item 301(c) of Regulation S-k, a smaller reporting company is not required to provide the information required by Item 301 of Regulation S-K.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Overview

Immunosyn is a development stage company that was formed in August 2006 and is headquartered in La Jolla, California.  In September 2006, it executed an exclusive license agreement with an affiliated company, Argyll Biotech, in exchange for 147,000,000 shares of its Common Stock or approximately 54% of the outstanding shares of the Company’s Common Stock.  The license agreement was amended and restated in October 2007.  Pursuant to the terms of the license agreement, as amended, the Company has an exclusive worldwide license to market, distribute and sell a biopharmaceutical drug product, currently referred to as SF-1019, for multiple uses including the treatment of a variety of diseases, subject to the receipt of appropriate regulatory approval in each jurisdiction where SF-1019 will be marketed.  Under the terms of its exclusive license, Immunosyn also has a right of first offer to extend its exclusive license to include variants of SF-1019 that may be approved by various regulatory authorities for treatment of other diseases and pathologies.  Argyll Biotech is responsible for all research and product development, clinical testing, regulatory approvals, production and product support.  In accordance with the amended license agreement, the parties agreed that the cost of SF-1019 to the Company will be 40% of the gross sales price of SF-1019 as sold to a third party customer by the Company.

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

Results of Operations

At December 31, 2008, the Company had an accumulated deficit of $1,934,939 and a working capital deficit of $1,219,881.  Currently, an affiliated company provides general support services to the Company, without charge.  In addition, since inception, Immunosyn has borrowed $893,663 from Argyll Equities, LLC and Argyll Biotech who together own approximately 60% of Immunosyn’s Common Stock.  These advances are unsecured and will be repaid on demand.  In October 2007, the Company hired a Chief Executive Officer.  The Company has advances from the CEO as well.  The Company needs additional financing to continue its operations and may raise funds in the future privately or publicly.  The Company has listed its Common Stock on the Over-The-Counter Bulletin Board and trading commenced on October 26, 2007.

Liquidity and Capital Resources

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

Off Balance Sheet Arrangements

None.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk.

We do not presently enter into any transactions involving derivative financial instruments for risk management or other purposes.

Our available cash balances are held in our corporate bank account which is non-interest bearing but is insured by the FDIC. We do not currently have any cash flows that arise outside of the United States and today we are not subject to market risk associated with changes in foreign exchange rates.

Item 8.	Financial Statements and Supplementary Data.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
 Immunosyn Corporation
 La Jolla, California
(A Development Stage Company)

We have audited Immunosyn Corporation (“Immunosyn” or the “Company”) internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Immunosyn management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in Management’s Report on Internal Control over Financial Reporting appearing under Item 9A. Our responsibility is to express an opinion on the effectiveness of Immunosyn’s internal control over financial reporting based upon our audit.

We conducted our audit of internal control over financial reporting in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we consider necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed by, or under the supervision of, the Company’s principal executive and principal financial officers, or persons performing similar functions, and effected by the Company’s board of directors, management, and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles, and includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and (iii)
provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Company’s assets that could have a material effect on the financial statements.

Because of inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis.

The following material weaknesses have been identified at December 31, 2008 and included in management’s assessment:

1.
The control environment, which is the responsibility of senior management, sets the tone of the organization, influences the control consciousness of its people, and is the foundation for all other components of internal control over financial reporting. The Company did not maintain an effective control environment due to the aggregate effect of multiple deficiencies in internal controls, which affect the Company’s control environment, including:

a) the ineffective implementation and enforcement of the limits on the delegation of authority for expenditure from the Board of Directors to management, including the failure by management to obtain the requisite Board of Director’s approvals for certain expenditures; b) the lack of an effective process for identification of fraud risks; c) a failure to implement and ensure consistent acknowledgment of the Company’s Code of Ethics; d) the lack of an internal audit function or other effective mechanism for ongoing monitoring of the effectiveness of internal controls; and e) lack of documentation and communication of Immunosyn’s accounting policies and procedures.

2.	Limited number of qualified accounting personnel with expertise with SEC reporting and generally accepted accounting principles.

3.
Lack of effective segregation of duties, resulting in the inability of the Chief Financial Officer and the Chief Executive Officer to perform an independent review and quality assurance function within the accounting and financial reporting group. Additionally, management and accounting personnel have widespread access to create and post entries within the Company’s accounting system without the appropriate level of review.

These material weaknesses were considered in determining the nature, timing and extent of audit tests applied in our audit of the financial statements as of and for the year ended December 31, 2008, and this report does not affect our report dated March 16, 2009 on those financial statements.

In our opinion, because of the effects of the material weaknesses described above on the achievement of the criteria established in Internal Control-Integrated Framework issued by COSO, Immunosyn’s control over financial reporting as of December 31, 2008 was not effective.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the balance sheets of Immunosyn Corporation as of December 31, 2008 and 2007, and the related statements of income, changes in stockholders’ equity and cash flows for the years ended December 31, 2008 and 2007 and for the period from August 3, 2006 (inception) through December 31, 2008 and our report dated March 16, 2009 expressed an unqualified opinion thereon.

/s/ Malone & Bailey, P.C.
www.malone-bailey.com
 Houston, TX
 March 16, 2009

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
 Immunosyn Corporation
 La Jolla, California
(A Development Stage Company)

We have audited the accompanying balance sheets of Immunosyn Corporation (a development stage company) as of December 31, 2008 and 2007 and the related statements of expenses, changes in shareholders’ equity (deficit), and cash flows for the years then ended and for the period from August 3, 2006 (inception) through December 31, 2008. These financial statements are the responsibility of Immunosyn Corporation’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Immunosyn Corporation as of December 31, 2008 and 2007, and the results of operations and cash flows for the years then ended and for the period from August 3, 2006 (inception) through December 31, 2008, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 16, 2009 expressed an adverse opinion.

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

/s/ Malone & Bailey, P.C.
www.malone-bailey.com
 Houston, TX
 March 16, 2009

Immunosyn Corporation

(A Development Stage Company)

Balance Sheets

	December 31, 2008	December 31, 2007
ASSETS
Current Assets
Cash	$2,052	$24,115
Prepaid expenses	41,455	51,480
Total Current Assets	43,507	75,595
Property and equipment	6,433	6,433
Accumulated depreciation	(2,466)	(1,179)
License rights	400,000	400,000
Deposits	2,825	4,642
Total Assets	$450,299	$485,491

LIABILITIES AND SHAREHOLDERS’ EQUITY (DEFICIT)

Current Liabilities
Note payable	$35,105	$-
Accounts payable	320,352	151,693
Accrued expenses	-	16,717
Accrued compensation	14,268	-
Advances from affiliates	893,663	640,708
Total Current Liabilities	1,263,388	809,118
Shareholders’ Equity (Deficit)
Common stock, $0.0001 par value, 425,000,000 shares authorized, 272,200,976 and 272,000,000 shares issued and outstanding at December 31, 2008 and 2007, respectively	27,220	27,200
Additional paid-in capital	1,094,630	477,773
Deficit accumulated during the development stage	(1,934,939)	(828,600)
Total Shareholders’ Deficit	(813,089)	(323,627)

Total Liabilities and Shareholders’ Deficit	$450,299	$485,491

See accompanying summary of accounting policies
 and notes to financial statements.

Immunosyn Corporation

(A Development Stage Company)

Statements of Expenses

	Year Ended December 31, 2008	Year Ended December 31, 2007	August 3, 2006 (inception) Through December 31, 2008
EXPENSES
General & administrative	$1,045,013	$646,777	$1,847,553
Interest expense	61,326	26,060	87,386
NET LOSS	$(1,106,339)	$(672,837)	$(1,934,939)
Net loss per share, basic and diluted	$-	$-
Weighted average number of common shares outstanding	272,112,566	272,000,000

See accompanying summary of accounting policies
 and notes to financial statements.

Immunosyn Corporation

(A Development Stage Company)

Statements of Cash Flows

	Year Ended December 31, 2008	Year Ended December 31, 2007	August 3, 2006 (inception) through December 31, 2008
Cash flows from operating activities:
Net loss	$(1,106,339)	$(672,837)	$(1,934,939)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	1,287	1,179	2,466
Imputed interest on advances from affiliates	61,326	26,060	87,386
Services rendered for stock	555,551	66,413	62,964
Changes in:			-
Prepaid expenses	10,025	(51,480)	(41,455)
Other assets	1,817	(2,500)	(2,825)
Accounts payable	195,072	151693	346,765
Accrued expenses	(2,449)	2,671	14,268
Net cash used in operating activities	(283,710)	(478,801)	(906,370)
Cash flows from investing activities:
Purchase of property and equipment	-	(6,433)	(6,433)
Net cash used in investing activities	-	(6,433)	(6,433)
Cash flows from financing activities:
Net advances from affiliates	261,647	500,117	902,355
Sale of common stock	-	-	12,500
Net cash provided by financing activities	261,647	500,117	914,855
Net change in cash	(22,063)	14,883	2,025
Cash at beginning of period	24,115	9,232	-
Cash at end of period	$2,05215	$24,115	$2,052
Supplemental Disclosures
Cash paid for interest	$-	$-	$-
Cash paid for income taxes	$-	$-	$-
Non-Cash Investing and Financing Activities
Stock issued for license rights	$-	$-	$400,000

See accompanying summary of accounting policies
 and notes to financial statements.

Immunosyn Corporation
(A Development Stage Company)
STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY (DEFICIT)
For The Period From August 3, 2006 (Inception) through December 31, 2008

	Common Stock
	Shares	Par Value	Additional Paid-in Capital	Development Stage Accumulated Deficit	Total
Balance at August 3, 2006 (Inception)	-	$-	$-	$-	$-
Stock issued	125,000,000	12,500	-	-	12,500
Stock issued for license agreement	147,000,000	14,700	385,300	-	400,000
Net loss				(155,763)	(155,763)
Balance at December 31, 2006	272,000,000	27,200	385,300	(155,763)	256,737

Imputed interest on advances from affiliate	-	-	26,060	-	26,060
Shares issued for services	-	-	66,413	-	66,413
Net loss	-	-	-	(672,837)	(672,837)
Balance at December 31, 2007	272,000,000	27,200	477,773	(828,600)	(323,627)

Imputed interest on advances from affiliate	-	-	61,326	-	61,326

Shares issued for services	200,976	20	555,531	-	555,551
Net loss	-	-	-	(1,106,339)	(1,106,339)
Balance at December 31, 2008	272,200,976	$27,220	$1,094,630	$(1,934,939)	$(813,089)

See accompanying summary of accounting policies
 and notes to financial statements.

Immunosyn Corporation
(A Development Stage Company)
Notes To Financial Statements

Note 1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Background

Immunosyn Corporation is a Delaware corporation formed on August 3, 2006 and headquartered in La Jolla, California that has been granted an exclusive worldwide license to market, distribute and sell a biopharmaceutical drug product, currently referred to as SF-1019, in its current form.  Its current form has multiple uses including the treatment of any and all diseases and pathological conditions (not just Chronic Inflammatory Demyelinating Polyneuropathy (CIDP), Diabetic Neuropathy (DN) and diabetic ulcers (DU)). This license was granted from an affiliated company, Argyll Biotechnologies, LLC (“Argyll Biotech”).  Immunosyn is further granted the rights to any improvements of SF-1019 and other compounds, which are developed under the same technology platform and which are chemically similar to SF-1019.

Cash and Cash Equivalents

For purposes of the statement of cash flows, Immunosyn considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.

Long-Lived Assets

Long-lived assets to be held and used are reviewed for impairment whenever events or changes in circumstances indicate that their carrying amount may not be recoverable. The carrying amount is not recoverable if it exceeds the sum of the undiscounted cash flows expected to result from the use and eventual disposition of the asset. If the carrying amount is not recoverable, an impairment loss is recognized for the amount by which the carrying amount of the asset exceeds its fair value.  Impairment testing was conducted as of December 31, 2008 with no impairment found.

Property and Equipment

Property and equipment are stated at cost, net of accumulated depreciation. Depreciation is computed using the straight –line method over the estimated useful lives of the respective assets, generally five years.

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

Stock-Based Compensation

Stock based compensation is accounted for under SFAS No. 123R, “Share-Based Payment.” SFAS No. 123R requires recognition in the financial statements of the cost of employee services received in exchange for an award of equity instruments over the period the employee is required to perform the services in exchange for the award (presumptively the vesting period). SFAS No. 123R also requires measurement of the cost of employee services received in exchange for an award based on the grant-date fair value of the award. We account for non-employee share-based awards in accordance with EITF No. 96-18, “Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquisition, or in Conjunction with Selling, Goods or Services.”

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

Note 2.  GOING CONCERN UNCERTAINTY

The accompanying financial statements have been prepared assuming that Immunosyn will continue as a going concern. Immunosyn was formed in August 2006 with an initial source of financing from issuance of common stock and an advance from an affiliate. As shown in the financial statements, Immunosyn had an accumulated deficit of $1,934,939 and a working capital deficit of $1,219,881 as of December 31, 2008 which is considered insufficient to fund operations over the next 12 months. Management is trying to raise additional capital through sales of common stock and is seeking financing from third parties. These conditions raise substantial doubt about Immunosyn’s ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Note 3.  LICENSE RIGHTS

Grant of Rights

Under the terms of the license agreement executed on September 28, 2006, Immunosyn was granted the exclusive worldwide right to market, distribute, sell and promote SF-1019 for treatment of Chronic Inflammatory Demyelinating Polyneuropathy (CIDP), diabetic neuropathy (DN) and diabetic ulcers (DU) by Argyll Biotech, in exchange for 147,000,000 shares of the common stock of the Company. On October 25, 2007, Immunosyn and Argyll Biotech amended the license agreement to expand the grant of rights to Immunosyn to include the exclusive worldwide right to market, sell, distribute and promote SF-1019 in its current form for multiple uses including the treatment of any and all diseases and pathological conditions (not just CIDP, DN and DU).  Immunosyn is further granted the rights in this amended license agreement to any improvements of SF-1019 and other compounds, which are developed under the same technology platform and which are chemically similar to SF-1019. Argyll Biotech purchased a group of patents for $5,000,000 which, along with other intellectual property, is included in the license agreement. Also, during the first five years of the term of the license agreement, Immunosyn has the right to enter into partnering arrangements with Argyll Biotech for development of other novel drug treatment products.

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

Valuation

The license rights are recorded at Argyll Biotech’s cost basis of the underlying patents licensed to Immunosyn due to Argyll Biotech being a related party. The cost basis was determined using a discounted cash flow model prepared by a third party valuation firm at the time the license was granted and such valuation is updated annually to determine whether the carrying value exceeds the estimated fair value of the license.  No impairment was recorded in 2008 or 2007.

Note 4.  ADVANCES FROM AFFILIATES

Since inception, Immunosyn was advanced $885,105 from Argyll Equities, LLC and Argyll Biotech who together own approximately 60% of Immunosyn’s common stock. These advances are unsecured and are to be repaid on demand. Interest expense in the amount of $87,386 since inception, $61,326 in 2008 and $26,060 in 2007 was accrued using an annual rate of 7.5%. Advances from Stephen D. Ferrone, CEO and President of Immunosyn, in the amount of $8,559 as of December 31, 2008 and $7,936 as of December 31, 2007 are due and payable as of December 31, 2008 are included in advanced from affiliates.

Note 5.  NOTE PAYABLE

During October 2008, Immunosyn entered into an agreement with First Insurance Funding Corp. of California to finance $44,000 of the annual insurance premium.  The note is due August 26, 2009, carries an interest rate of 6.15% and has monthly payments of principal and interest of $5,015.

Note 6.  STOCKHOLDERS’ EQUITY

Between August 3, 2006 and August 31, 2006, Immunosyn sold a total of 125,000,000 shares of Common Stock, at a purchase price of $0.0001 per share, to various investors, resulting in gross proceeds to the Company of $12,500.

In September 2006, a total of 147,000,000 shares of Common Stock were issued to Argyll Biotech as a non-refundable payment of the license fee for Immunosyn's exclusive license to SF-1019.

Immunosyn entered into a 12 month contract with The Blaine Group, Inc. (TBG) on October 12, 2007 for TBG to undertake a national financial public relations and investors relations campaign for Immunosyn.  As part of this contract, TBG agreed to handle all public relations matters for Immunosyn.  This contract shall continue until terminated by either party with thirty days written notice.  Immunosyn agreed to pay TBG $1,500 per month in restricted stock.  As a result, a total of 743 and 20,213 shares of common stock were earned by TBG in 2007 and 2008, respectively, and a total of 20,976 shares of common stock were issued to TBG in 2008.

Immunosyn entered into a contract with Basic Investors, Inc. (Basic) on October 15, 2007 to engage Basic to provide management and financial consulting services to Immunosyn.  The term of this contract was from October 15, 2007 through October 15, 2008.  Pursuant to this contract, Immunosyn issued 10,000 shares of common stock to Basic on April 29, 2008.

Immunosyn issued 150,000 shares of common stock on August 14, 2008 to First Montauk Securities Corp. or its designated affiliates pursuant to an advisory agreement entered into on April 23, 2008 for First Montauk to provide financial advisory services to Immunosyn.  The total value of such shares is $524,750.

On September 29, 2008, Immunosyn agreed to a 6 month contract with Bear Creek Advisors, LLC (Bear Creek) to provide consulting services for Immunosyn.  Immunosyn agreed to pay Bear Creek Advisors 30,000 shares of common stock for these services. Immunosyn issued 20,000 of these 30,000 restricted shares during 2008.

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

No options had been granted as of December 31, 2008.

Note 7.  INCOME TAXES

Deferred taxes are provided on a liability method whereby deferred tax assets are recognized for deductible temporary differences, and deferred tax liabilities are recognized for taxable temporary differences. Temporary differences are the differences between the reported amount of assets and liabilities and their tax basis. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.  Since inception, Immunosyn has incurred net losses and, therefore, has no tax liability. The net deferred tax asset generated by the loss carry-forward has been fully reserved. The cumulative net operating loss carry-forward is approximately $1,900,000 at December 31, 2008 and will expire beginning 2026.

Deferred tax assets consisted of the following as of December 31:

	2008	2007
Net Operating Losses	$$657,879	$281,724
Less: valuation allowance	(657,879)	(281,724)
Net deferred tax asset	-	-

Note 8.  COMMITMENTS AND CONTINGENT LIABILITIES

On October 12, 2007, Immunosyn entered into a 12 month contract with The Blaine Group, Inc. (TBG) for TBG to undertake a national financial public relations and investors relations campaign for Immunosyn.  As part of this contract, TBG agreed to handle all public relations matters for Immunosyn.  This contract shall continue until terminated by either party with thirty days written notice.  Immunosyn agreed to pay TBG $10,000 as a monthly retainer fee.  $8,500 of this retainer is payable in cash and $1,500 in restricted stock to be valued at current market value on the date of issue. See Note 6 for details.
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

On March 16, 2007, Frank Bramante and Salvatore Bramante commenced an action in the United Stated District Court for the Southern District of California against various defendants including Immunosyn seeking amongst other relief an injunction to prevent the transfer and/or sale of the patents and/or proprietary information relating to SF-1019 to third parties.  The case was stayed by Order dated January 17, 2008 pending resolution of a largely duplicative action filed in the United Stated District Court for the Western District of Texas, San Antonio Division, by the same plaintiffs against the same defendants excluding Immunosyn on July 28, 2006.  The Texas action was dismissed with prejudice in September 2008 and a formal dismissal in the California action is in the process of being submitted to the Court in order to formally close this case.  The Company does not have any liability in this matter.

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

On March 19, 2008, a shareholder of the Company, Deborah Donoghue, commenced two actions — one in the U.S. District Court for the Southern District of California and the other in the U.S. District Court for the Southern District of New York – derivatively on behalf of the Company to recover alleged short-swing profits from several alleged statutory insiders of the Company, including Company officer and director Douglas A. McClain Jr.  The actions include the Company as a nominal defendant only and do not allege any claims of liability against the Company.  Donoghue withdrew the New York action in April 2008 and the California action has been stayed pending resolution of the related earlier-filed action by shareholder Leon Segen currently pending in the Southern District of New York.

On or about July 27, 2006, Daval filed suit in the High Court of Justice, Chancery Division in London, England against Argyll Biotech and five of Argyll Biotech’s research scientists and others, including Douglas McClain, Sr., seeking an injunction and damages or an account of profits based on allegations of breach by the scientists and Mr. McClain of confidentiality agreements with Daval, breaches by such persons of their fiduciary duties and conspiracy by Argyll Biotech and certain of its shareholders to wrongfully disclose and use Daval’s alleged trade secrets.  These proceedings do not allege infringement of any Daval patent whether by Argyll Biotech or any of the other defendants.  Argyll Biotech has filed its defenses and continues to investigate the merits of the suit and the basis of its defenses including, among other grounds, that one of the active ingredients in SF-1019 disclosed in Argyll Biotech’s 603 Application is based on independent research by Argyll Biotech’s research scientists, and the method of producing SF-1019 is materially different from Daval’s process. The action had been listed for trial in the UK in January 2009 but, in December 2008, the High Court in London ordered that the trial be rescheduled for a later date likely to be late 2009 or early 2010. Immunosyn is not involved in this litigation.

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

Item 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

Item 9A.	Controls and Procedures.

Controls and Procedures

The Company maintains disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended) that are designed to ensure that information required to be disclosed by the Company in reports it files or submits under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to the Company’s management, including the Company’s Chief Executive Officer and Chief Financial and Accounting Officer, as appropriate, to allow timely decisions regarding required disclosures.  In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.  As of the end of the period covered by this report, and under the supervision and with the participation of management, including its Chief Executive Officer and Chief Financial and Accounting Officer, who are responsible for establishing and maintaining adequate internal control over financial reporting as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act, such persons conducted an evaluation of the effectiveness of the design and operation of these disclosure controls and procedures. Based on this evaluation and subject to the foregoing, the Company’s Chief Executive Officer and Chief Financial and Accounting Officer concluded that these controls are not effective because there are material weaknesses in our internal control over financial reporting. To address the material weakness, we performed additional analysis and other post-closing procedures in an effort to ensure our consolidated financial statements included in this annual report have been prepared in accordance with generally accepted accounting principles. Accordingly, management believes that the financial statements included in this report fairly present in all material respects our financial condition, results of operations and cash flows for the periods presented.

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

Management’s Annual Report on Internal Control over Financial Reporting

Section 404 of the Sarbanes-Oxley Act of 2002 requires that management document and test the Company’s internal control over financial reporting and include in this Annual Report on Form 10-K a report on management’s assessment of the effectiveness of our internal control over financial reporting.

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

In order to evaluate the effectiveness of our internal control over financial reporting as of December 31, 2008, as required by Section 404 of the Sarbanes-Oxley Act of 2002, our management conducted an assessment, including testing, based on the criteria set forth in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the “COSO Framework”).  A material weakness is a control deficiency, or a combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of our annual or interim financial statements will not be prevented or detected.  In assessing the effectiveness of our internal control over financial reporting, management identified the following material weaknesses in internal control over financial reporting as of December 31, 2008:

1.
Deficiencies in the Company’s Control Environment.  The Company’s control environment did not sufficiently promote effective internal control over financial reporting throughout the organization. This material weakness exists because of the aggregate effect of multiple deficiencies in internal control which affect the Company's control environment, including: a) a failure to effectively implement, follow, and enforce the limits on the delegation of authority for expenditure from the Board of Directors to management, including the failure by management to obtain the required Board approvals for certain expenditures; b) the lack of an effective risk assessment process for the identification of fraud risks; c) a failure to implement and ensure the consistent and timely completion of employee acknowledgments of the Company's Code of Ethics; d) the lack of an internal audit function or other effective mechanism for ongoing monitoring of the effectiveness of internal controls; and e) insufficient documentation and communication of our accounting policies and procedures.

2.
Deficiencies in the staffing of our financial accounting department.  The number of qualified accounting personnel with experience in public company SEC reporting and GAAP is limited.  This weakness does not enable us to maintain adequate controls over our financial accounting and reporting processes regarding the accounting for non-routine and non-systematic transactions. There is a risk that a material misstatement of the financial statements could be caused, or at least not be detected in a timely manner, by this shortage of qualified resources.

3.
Deficiencies in Segregation of Duties.  The Chief Executive Officer and the Chief Financial Officer are actively involved in the preparation of the financial statements, and therefore cannot provide an independent review and quality assurance function within the accounting and financial reporting group.  The limited number of qualified accounting personnel discussed above results in an inability to have independent review and approval of financial accounting entries.  Furthermore, management and financial accounting personnel have wide-spread access to create and post entries in the Company’s financial accounting system.  There is a risk that a material misstatement of the financial statements could be caused, or at least not be detected in a timely manner, due to insufficient segregation of duties.

Based on the material weaknesses described above and the criteria set forth by the COSO Framework, we have concluded that our internal control over financial reporting at December 31, 2008 was not effective.

The Company's independent registered public accounting firm, Malone & Bailey, PC, has issued an attestation report on the Company's internal control over financial reporting. That report appears on page 27.

Changes in Internal Controls

In our efforts to continuously improve our internal controls, management intends to take steps, when funding permits, to enchance controls and procedures subsequent to December 31, 2008 as part of our remediation efforts in addressing the material weaknesses above. One of the steps management intends to take is to increase documentation around certain authorization and review controls.

Item 9B.	Other Information.

None.

PART III

Item 10.	Directors, Executive Officers, and Corporate Governance.

Set forth below is information regarding the Company’s current directors and executive officers.  There are no family relationships between any of our directors or executive officers.  The directors are elected annually by stockholders.  The executive officers serve at the pleasure of the Board of Directors.

Name	Age	Title

Stephen D. Ferrone	58	President and Chief Executive Officer, Director
Douglas A. McClain, Jr.	34	Chairman of the Board, Chief Financial and Accounting Officer, Secretary, Director
Myron W. Wentz	68	Director

STEPHEN D. FERRONE, President and Chief Executive Officer, Director

Mr. Ferrone was appointed by the Company to serve as the President and Chief Executive Officer of the Company and a member of the Board of Directors effective the opening of business on October 15, 2007.  Mr. Ferrone is an attorney with more than 20 years of experience in the investment industry, having held senior leadership and management roles in marketing and sales with a number of publicly traded financial services companies including Morningstar, Inc., ABN-AMRO and Charles Schwab & Co., Inc.  From August 2005 to October 2007, Mr. Ferrone was the founder and principal of SF Consulting, a private business consulting company.  From May 2005 to August 2005, Mr. Ferrone served as the Director of Distribution and National Sales of Morningstar, Inc. and Morningstar Investment Services.  From August 1996 to April 2005, Mr. Ferrone had various roles at ABN-AMRO Asset Management and ABN-AMRO Investment Fund Services including Senior Managing Director and National Sales Director.  From May 1991 to August 1996, Mr. Ferrone served as a Regional Marketing Director of Charles Schwab & Co., Inc. and Schwab Institutional.  In addition, from September 1977 to May 1983, Mr. Ferrone served as an Assistant State’s Attorney and felony trial prosecutor in the Cook County State’s Attorney’s Office in Chicago, Illinois.  He holds a JD degree from Loyola University School of Law and a BA from Northwestern University.  He is also a licensed securities broker holding series 7, 24 and 63 licenses.

Mr. Ferrone is not currently a director of any other reporting company.  There are no family relationships between Mr. Ferrone and any of the other directors or executive officers of the Company.  Mr. Ferrone, through SF Consulting, was previously a party to a consulting arrangement with the Company which called for payments aggregating $150,000.  Mr. Ferrone served as a director and officer of a predecessor of the Company, Nurovysn Merger Corporation, which was dissolved in August 2006.

DOUGLAS A. MCCLAIN, JR., Chairman of the Board, Chief Financial and Accounting Officer, Secretary, Director

Mr. McClain is a financial executive with 10 years of experience.  In 2002, Mr. McClain co-founded Argyll Equities, LLC and its affiliates (including Argyll Biotech), a boutique private equity investment banking and corporate finance firm, where he serves as an executive officer and director.  In 1999, he joined International Profit Associates, a business consulting firm, as a Senior Executive responsible for mergers and acquisitions and corporate finance, where he was employed until 2001.  From 2001 to 2002, Mr. McClain was a business consultant.  Mr. McClain graduated with a Bachelor of Business Administration in Finance from Mercer University’s Stetson School of Business and Economics in 1996.  Mr. McClain was a founder of the Company and has been a director and officer since inception in August 2006.  Mr. McClain resigned as Chief Financial Officer and Chief Accounting Officer of the Company effective the close of business on Friday, October 19, 2007, but resumed such positions on February 1, 2008.  He is also Chairman of the Board of Directors and Secretary of the Company.

MYRON W. WENTZ, Director

Myron W. Wentz became a director of the Company on March 14, 2008.  Dr. Wentz is Chairman of the Board of USANA Health Sciences, Incorporated (NASDAQ: USNA).  Dr. Wentz founded USANA in 1992 and has been the Chairman and, until 2008,  CEO since its inception.  USANA is a public company that develops and manufactures nutritional and personal care products that are sold directly to preferred customers and associates throughout the world.  In 1974, Dr. Wentz founded Gull Laboratories (the former parent company of USANA) and served as President and Chairman from 1974 to 1994 during which time Gull developed, manufactured and marketed medical diagnostic test kits designed to detect infectious diseases, particularly those caused by viruses, and used in private and hospital laboratories around the world.  Gull was sold to Fresenius, a German medical products company, in 1994 although Dr. Wentz continued as Chairman until 1998.  In 1998, Dr. Wentz founded Sanoviv Medical Institute, a holistic medical facility located on the Pacific Coast near Rosarito Beach, Mexico.  Dr. Wentz received his doctorate from North Central College in Illinois.

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

Based solely upon a review of Forms 3, 4 and 5 furnished to us for the fiscal year ended December 31, 2008, we have determined that our directors, officers and greater than 10% beneficial owners, except as provided below, complied with all applicable Section 16 filing requirements.

Padmore Holdings, Ltd., Argyll Equities, James T. Miceli and Douglas A. McClain Jr. were late in filing one or more transactions on Form 4.  We have informed the above individuals and entities of the status of their filings and understand that appropriate filings will be made.

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

Audit Committee Financial Expert

The Company does not have an audit committee or a compensation committee of its Board of Directors.  In addition, the Company’s Board of Directors has determined that the Company does not have an audit committee financial expert serving on the Board.  When the Company develops its operations, it will create an audit and a compensation committee and will seek an audit committee financial expert for its Board and audit committee.  Until it has such committees and such an expert, the Company will not be able to list its stock on the Nasdaq or the major securities exchanges.  In the meantime, the entire Board of Directors is acting as the Company’s audit committee.

Item 11.	Executive Compensation.

Compensation Discussion and Analysis

We do not have a compensation committee; all decisions regarding compensation are made by our Directors.

In 2008, Stephen D. Ferrone, our President and Chief Executive Officer was paid an annual salary of $3,000 per month pursuant to an amended Employment Agreement with the Company.  Mr. Ferrone agreed to allow the Company to accrue his compensation after August 19, 2008.   Mr. Ferrone does not receive any non-cash compensation. We believe that this salary is below the market salary for someone of Mr. Ferrone’s qualifications; however in negotiations between the Company and Mr. Ferrone, this amount was considered appropriate given the developmental status of the Company. We believe that Mr. Ferrone’s equity holdings in the Company provide him with an incentive to improve the Company’s performance.

Douglas A. McClain, Jr., our Chief Financial and Accounting Officer, did not receive compensation from the Company in 2008 and does not currently receive any such compensation. We believe that this is appropriate given the developmental status of the Company and in light of the Mr. McClain’s significant indirect equity stake in the Company through Argyll Equities and Argyll Biotech.

We do not currently believe that it is appropriate to issue equity based compensation, although the Company has established a stock option plan for employees, directors and consultants and reserved 7,450,000 shares for issuance under such plan.

The following table sets forth information concerning all cash and non-cash compensation awarded to, earned by or paid to the named executive officers during the 2007 and 2008 fiscal years:

Summary Compensation Table – 2008

Name and Position (a)	Year (b)	Salary ($) (c)	Bonus ($) (d)	Stock Awards ($) (e)	Option Awards ($) (f)	Non-Equity Incentive Plan Compensation ($) (g)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($) (h)	All Other Compensation ($) (i)	Total ($) (j)

D. Kent Norton, President and CEO (1)	2007	0	0	0	0	0	0	0	0

Stephen D. Ferrone, President and CEO (2)	2007 2008	7,696 22,500	0 0	0 0	0 0	0 0	0 0	0 0	7,696 22,500

Douglas A. McClain, Jr., Chief Financial and Accounting Officer (3)	2007 2008	0 0	0 0	0 0	0 0	0 0	0 0	0 0	0 0

G. David Criner, Chief Financial and Accounting Officer (4)	2007 2008	7,043 3,000	0 0	0 0	0 0	0 0	0 0	0 0	7,043 3,000

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

Mr. Ferrone is to participate in all of the Company’s employee benefit and incentive compensation plans and arrangements made available during the Term to its other senior executives, including health insurance, and is entitled to four weeks of paid vacation per year and five sick days per year.  The Company is to promptly reimburse Mr. Ferrone for his reasonable out-of-pocket expenses incurred in connection with his employment by the Company.  To date, Mr. Ferrone has advanced these amounts to the Company.

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

Under the Ferrone Employment Agreement, Mr. Ferrone is eligible to participate in the Company’s Stock Option Plan; otherwise Mr. Ferrone is to be granted options subject to approval by the Compensation Committee of the Board of Directors and in a manner customary for like companies in the industry (such option exercise price being equal to the fair market value of the stock on December 31 st  of the Term year for which they are being granted).  No such options have yet been granted to Mr. Ferrone by the Company.

There has not been and there is currently no arrangement with Mr. McClain to provide compensation for his executive services to the Company as Chief Financial and Accounting Officer.

Effective October 22, 2007, G. David Criner and the Company entered into an Employment Agreement (the “Criner Employment Agreement”) pursuant to which Mr. Criner was employed by the Company as its Chief Financial Officer and Chief Accounting Officer, as described below.  The term of the Criner Employment Agreement began on October 22, 2007 and will terminate on December 31, 2009, unless earlier terminated, and will automatically extend for each succeeding one (1) year period unless either party provides the other with a written notice at least 30 days prior to the end of the then current Term advising that the party providing the notice shall not agree to so extend the Term (the “Term”).  Mr. Criner resigned his position on February 1, 2008 for personal reasons.

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

Outstanding Equity Awards at Fiscal Year-End

We did not award any stock options or other equity incentive plan awards to any above named executive officer during fiscal 2007 or 2008 and there are no stock options or other equity incentive plan awards outstanding as of the end of fiscal 2008.

Non-Employee Director Compensation

For fiscal 2008, we did not pay any compensation to any of our directors.  The Company has no formal plan for Director compensation, but anticipates that it will reimburse the reasonable and customary expenses of any non-employee Directors associated with their service on the Board, including travel expenses and standard fees for attending board and committee meetings.  In addition, the Company has established the Immunosyn 2006 Stock Option Plan (the “Plan”) for employees, directors and consultants and reserved 7,450,000 shares for issuance under the Plan.  At the date hereof, no options have been issued under this Plan.

Compensation Committee Interlocks and Insider Participation

We do not have a compensation committee.  Various members of our Board of Directors participated in deliberations concerning executive officer compensation. Douglas McClain, Jr., a member of our Board and our Chief Financial and Accounting Officer, is a shareholder and officer of Argyll Equities and Argyll Biotech. For more information regarding this relationship, please see Item 13-Certain Relationships and Related Transactions, and Director Independence.

Compensation Committee Report

We do not have a compensation committee. Our Board of Directors has reviewed and discussed the Compensation Discussion and Analysis above with management and, based on such review and discussion, has determined that the Compensation Discussion and Analysis should be included in this Annual Report on Form 10-K.

Stephen D. Ferrone	Douglas A. McClain, Jr.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

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

Plan Category	Number of Securities to be issued upon exercise of outstanding options warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a) (c)
Equity compensation plans approved by security holders	0	0	0
Equity compensation plans not approved by security holders	0	0	7,450,000
Total	0	0	7,450,000

Security Ownership of Certain Beneficial Owners and Management

The following table lists stock ownership of our Common Stock as of March 12, 2009.  The information includes beneficial ownership by (i) holders of more than 5% of our Common Stock, (ii) each of our directors and executive officers and (iii) all of our directors and executive officers as a group.  Except as noted below, to our knowledge, each person named in the table has sole voting and investment power with respect to all shares of our Common Stock beneficially owned by them.

Name and Address of Beneficial Owner	Director/Officer	Amount and Nature of Beneficial Ownership (1)	Percentage of Class

Argyll Biotechnologies LLC (2) 4225 Executive Square, Suite 260 La Jolla, CA 92037		145,363,798	53.41%

Padmore Holdings, Ltd. (3) 1100 N.W. Loop 410, Suite 207 San Antonio, TX 78213		13,880,550	5.10%

Clairsvelle Holdings, Ltd. (4) 1100 N.W. Loop 410, Suite 207 San Antonio, TX 78213		19,740,000	7.25%

Argyll Equities LLC (5) 4225 Executive Square, Suite 260 La Jolla, CA 92037		14,708,287	5.40%

James T. Miceli (7) 4225 Executive Square, Suite 260 La Jolla, CA 92037		92,782,290	34.09%

Douglas A. McClain, Jr. (6) 4225 Executive Square, Suite 260 La Jolla, CA 92037	Chief Financial and Accounting Officer and Secretary, Director	110,122,290	40.46%

Stephen D. Ferrone (8) 220 Savanna Court Lake Forest, IL 60045	President and Chief Executive Officer, Director	1,450,000	0.53%

Myron W. Wentz, Ph.D 2602C Transportation Avenue National City, CA 91950	Director	400,000	0.15%

All directors and officers as a group (three persons)		111,972,290	41.14%
____________

(1)
Includes in each case shares of Common Stock that may be issued upon exercise of options or warrants that are exercisable within 60 days for the subject individual only, if any.  Percentages are computed on the basis of 272,172,347 shares of Common Stock outstanding as of March 12, 2009.  All shares are directly owned unless otherwise indicated.

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

(6)
Including Mr. McClain’s shares held by Clairsvelle Holdings, Ltd.; his indirect beneficial ownership of an aggregate of 100,000 shares held by the Bruce McClain Family Trusts 1, 2, 3 and 4 through his role as trustee of such trusts; his indirect beneficial ownership of 4,000,000 shares held by the GRD Family Trust 2006 through his role as trustee of such trust; and his undivided interests in Padmore Holdings, Argyll Biotech and Argyll Equities.

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

(8)	Does not include 300,000 shares held by Mr. Ferrone's wife as to which he disclaims beneficial ownership.

Item 13.	Certain Relationships and Related Transactions, and Director Independence.

Certain Relationships and Related Transactions

Except as set forth below, there have been no material transactions during the past two years between us and any officer, director or any stockholder owning greater than 5% of our outstanding shares, nor any of their immediate family members.

The Company has entered into an exclusive license agreement with Argyll Biotech, an affiliate of the Company that owns approximately 53.41% of the Company’s issued and outstanding Common Stock as of March 12, 2009.  The exclusive license agreement, including, without limitation, the fees established in that agreement, will be between related entities, was not negotiated in an arms-length transaction and does not necessarily bear any relationship to established or traditional methods of valuing such fees.  No independent audit or verification of the license fee has been made to determine its fairness to Immunosyn.

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

Douglas A. McClain, Jr., our Chief Financial and Accounting Officer, Corporate Secretary and a Director of the Company, is a shareholder and an officer of Argyll Equities and Argyll Biotech, shareholders of the Company.  As discussed above, the Company is a party to the exclusive license agreement with Argyll Biotech, the Company’s principal asset.

The Company has been provided with rent-free office space for two executive offices under a monthly oral agreement with no specific term from its affiliate and shareholder, Argyll Equities.  It is uncertain how long Argyll Equities will continue providing office space or on what terms space will continue to be provided to the Company in the future.

In addition, since inception, Immunosyn has borrowed $885,105 from Argyll Equities, LLC and Argyll Biotech who together own approximately 60% of Immunosyn’s Common Stock.  These advances are unsecured and will be repaid on demand.  Interest expense in the amount of $87,386 since inception and $61,326 in 2008 was accrued using an annual rate of 7.5%.  Advances from Stephen D. Ferrone, President and CEO of the Company, in the amount of $8,559 are due and payable.

Douglas A. McClain Sr., the beneficial owner of a 10% interest in Padmore which owns 13,880,550 shares of Common Stock in the Company, is the father of Douglas A. McClain, Jr., who is a Director, as well as the Chief Financial and Accounting Officer and Secretary of the Company.  Including Douglas A. McClain Jr.’s undivided interest in Padmore, Argyll Biotech and Argyll Equities, the McClain’s control a total of 111,510,345 shares of Common Stock, or approximately 40.97% of the Company’s Common Stock.  During 2008, Padmore transferred 150,000 shares of Common Stock of the Company to Bear Creek Advisors, LLC, a consultant to the Company.

Director Independence

Myron W. Wentz is an “independent director” as such term is defined in the Nasdaq Marketplace Rules.  Neither Douglas A. McClain, Jr. nor Stephen D. Ferrone is an independent director under such Rules.

Item 14.	Principal Accountant Fees and Services.

The following table presents the fees for professional audit services rendered by Malone & Bailey, P.C. for the audit of the Company’s annual financial statements for the fiscal years ended December 31, 2007 and 2008 and fees for other services rendered by Malone & Bailey, P.C. during such periods:

Fee Category	Fiscal 2007	Fiscal 2008
Audit Fees	$20,000	$40,000
Audit-Related Fees	$0	$0
Tax Fees	$5,000	$5,200
All Other Fees	$4,160	$-
Total Fees	$29,160	$45,200

Audit fees include fees related to the services rendered in connection with the annual audit of the Company’s consolidated financial statements and the reviews of and other services related to registration statements, offering memoranda and statutory or regulatory filings.

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

All of the services for 2007 and 2008 were performed by the full-time, permanent employees of Malone & Bailey, P.C.

PART IV

Item 15.	Exhibits and Financial Statement Schedules.

(a)           The following documents are filed as part of this Report:

1.	Financial Statements:

Report of Independent Registered Public Accounting Firm
Balance Sheet
Statement of Expenses
Statement of Cash Flows
Statement of Changes in Shareholders’ Equity (Deficit)
Notes to Financial Statements

2.	Financial Statement Schedules:

None

3.	Exhibits

The following exhibits are filed with, or incorporated by reference into, this Report.

Exhibit Number	Description

3.1(a)	Certificate of Incorporation of Immunosyn Corporation, filed with the Secretary of State of the State of Delaware on August 3, 2006.
3.2(a)	By-laws of Immunosyn Corporation.
10.1(a)	License Agreement between Immunosyn Corporation and Argyll Biotechnologies, LLC, dated as of September 28, 2006.
10.2(b)	Amended and Restated License Agreement between Immunosyn Corporation and Argyll Biotechnologies, LLC, dated as of October 25, 2007, effective as of September 26, 2006.
10.3(a)	Form of Lock-Up Agreement.
10.4(e)	Form of Amended and Restated Lock-Up Agreement.
10.5(a)	Immunosyn 2006 Stock Option Plan.
10.6(c)	Employment Agreement effective as of October 15, 2007 between Stephen Ferrone and the Company.
10.7(d)	First Amendment to Employment Agreement of Stephen Ferrone effective November 15, 2007 between the Company and Stephen Ferrone.
10.8(c)	Employment Agreement effective as of October 22, 2007 between David Criner and the Company.
10.9(d)	First Amendment to Employment Agreement of David Criner effective November 15, 2007 between the Company and David Criner.
14.1(e)	Code of Ethics.
23.1*	Consent of Malone & Bailey, P.C.
31.1*	Certification of Stephen D. Ferrone, Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Douglas A. McClain, Jr., Chief Financial and Accounting Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Stephen D. Ferrone, Chief Executive Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of Douglas A. McClain, Jr., Chief Financial and Accounting Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
____________________________

*	Exhibit filed with this Report.

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

Dated:  March 16, 2009

IMMUNOSYN CORPORATION

By:	/s/ Douglas A. McClain, Jr.
Douglas A. McClain, Jr. Chief Financial and Accounting Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated:

Signature	Title	Date

/s/ Stephen D. Ferrone	President, Chief Executive Officer, Director (Principal Executive Officer)	March 16, 2009
Stephen D. Ferrone

/s/ Douglas A. McClain, Jr.	Chief Financial and Accounting Officer, Director (Principal Financial	March 16, 2009
Douglas A. McClain, Jr.	and Accounting Officer)

	Director	March 16, 2009
Myron W. Wentz, Ph.D.