Form 10-K/A
period 2008-12-31
IMMUNOSYN CORP
filed 2009-03-20
CIK 1375623

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K/A
(Amendment No. 1)

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

Note —Checking the box above will not relieve any registrant required to file reports pursuant to Section 13 or 15(d) of the Exchange Act from their obligations under those Sections.

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

DOCUMENTS INCORPORATED BY REFERENCE

The following documents of the Issuer are incorporated by reference in this Report: NONE

EXPLANATORY NOTE

    This Amendment No. 1 to Annual Report on Form 10-K is being filed to amend and restate the information in the original Annual Report on Form 10-K filed with the SEC on March 16, 2009.  After the close of business on March 16, 2009, representatives of Immunosyn Corporation (the “Company”) received the resignation of Myron W. Wentz, Ph.D., Chairman of the Board of USANA Health Sciences, Incorporated, as a member of the Board of Directors of the Corporation requesting to be effective as of March 13, 2009.  This Amendment No. 1 eliminates references to Dr. Wentz as a member of the Company’s Board of Directors as of the close of business on March 13, 2009, where appropriate.

* * *

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

 Diabetes mellitus refers to a family of diseases featuring high glucose levels caused by the body’s inability to produce and/or utilize insulin.  According to National Diabetes Education Program, the July 2008 estimate of prevalence or total number of cases of diabetes in adults in the U.S. is 23.6 million, or 7.8 percent of the U.S. population, including 5.7 million undiagnosed cases.  According to the same source, it is estimated that an additional 1.6 million adults are diagnosed with diabetes each year.  See http://www.ndep.nih.gov/diabetes/pubs/FS_GenSnapshot.pdf ..

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

Competition

Competition in the biotechnology industry is intense.  Potential competitors in the United States and Europe are numerous and include pharmaceutical, chemical and biotechnology companies, most of which have substantially greater capital resources, marketing experience, research and development staffs and facilities than Immunosyn.  Among others, Eli Lilly & Company and Wyeth Pharmaceuticals, Inc. market antidepressants, and Pfizer, Inc. markets anticonvulsants that are prescribed for treating diabetic neuropathy.  In addition, Daval International Limited, a United Kingdom company (“Daval”), is also testing a caprine serum product, called Aimspro, for treating multiple sclerosis and other neurological disorders.  GTC Biotherapeutics, Inc., a Nasdaq company, develops, supplies and commercializes therapeutic proteins produced through transgenic animal technology.  GTC’s clot busting biotherapeutic, ATyrn ® , produced in goats, was recently approved by the FDA for the prevention of peri-operative and peri-partum thromboembolic events in hereditary antithrombin deficient patients.

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

Where You Can Find More Information

 Our annual report on Form 10-K,  quarterly reports on Form 10-Q,  current reports on Form 8-K  and all amendments to those reports are available without charge from us on our website at http://www.immunosyn.com ,  as soon as reasonably practicable following the time they are filed with or furnished to the SEC. Reports filed with the SEC may also be viewed at www.sec.gov or obtained at the SEC Public Reference Room in Washington, D.C. Information regarding the operation of the Public Reference Room may be obtained by calling the SEC at 1-800-SEC-0330.

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
www.malone-bailey.com
 Houston, TX
 March 16, 2009

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
 Immunosyn Corporation
 La Jolla, California
(A Development Stage Company)

We have audited the accompanying balance sheets of Immunosyn Corporation (a development stage company) as of December 31, 2008 and 2007 and the related statements of expenses, changes in shareholders ’ equity (deficit), and cash flows for the years then ended and for the period from August 3, 2006 (inception) through December 31, 2008. These financial statements are the responsibility of Immunosyn Corporation’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

Note 4.  ADVANCES FROM AFFILIATES

Since inception, Immunosyn was advanced $885,105 from Argyll Equities, LLC and Argyll Biotech who together own approximately 60% of Immunosyn’s common stock. These advances are unsecured and are to be repaid on demand. Interest expense in the amount of $87,386 since inception, $61,326 in 2008 and $26,060 in 2007 was accrued using an annual rate of 7.5%. Advances from Stephen D. Ferrone, CEO and President of Immunosyn, in the amount of $8,559 as of December 31, 2008 and $7,936 as of December 31, 2007 are due and payable as of December 31, 2008 are included in advanced from affiliates .

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

Deferred tax assets consisted of the following as of December 31:

	2008	2007
Net Operating Losses	$657,879	$281,724
Less: valuation allowance	(657,879)	(281,724)
Net deferred tax asset	-	-

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

The following table sets forth information concerning all cash and non-cash compensation awarded to, earned by or paid to the named executive officers during the 2007 and 2008 fiscal years:

Summary Compensation Table – 2008

Name and Position (a)	Year (b)	Salary ($) (c)	Bonus ($) (d)	Stock Awards ($) (e)	Option Awards ($) (f)	Non-Equity Incentive Plan Compensation ($) (g)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($) (h)	All Other Compensation ($) (i)	Total ($) (j)

D. Kent Norton,	2007	0	0	0	0	0	0	0	0
President and CEO
(1)

Stephen D. Ferrone,	2007	7,696	0	0	0	0	0	0	7,696
President and CEO	2008	22,500	0	0	0	0	0	0	22,500
(2)

Douglas A.	2007	0	0	0	0	0	0	0	0
McClain, Jr., Chief	2008	0	0	0	0	0	0	0	0
Financial and
Accounting Officer
(3)

G. David Criner,	2007	7,043	0	0	0	0	0	0	7,043
Chief Financial and	2008	3,000	0	0	0	0	0	0	3,000
Accounting Officer
(4)

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

Name and Address of Beneficial Owner	Director/Officer	Amount and Nature of Beneficial Ownership (1)	Percentage of Class

Argyll Biotechnologies LLC (2) 4225 Executive Square, Suite 260 La Jolla, CA 92037		145,363,798	53.41%

Padmore Holdings, Ltd. (3) 1100 N.W. Loop 410, Suite 207 San Antonio, TX 78213		13,880,550	5.10%

Clairsvelle Holdings, Ltd. (4) 1100 N.W. Loop 410, Suite 207 San Antonio, TX 78213		19,740,000	7.25%

Argyll Equities LLC (5) 4225 Executive Square, Suite 260 La Jolla, CA 92037		14,708,287	5.40%

James T. Miceli (7) 4225 Executive Square, Suite 260 La Jolla, CA 92037		92,782,290	34.09%

Douglas A. McClain, Jr. (6) 4225 Executive Square, Suite 260 La Jolla, CA 92037	Chief Financial and Accounting Officer and Secretary, Director	110,122,290	40.46%

Stephen D. Ferrone (8) 220 Savanna Court Lake Forest, IL 60045	President and Chief Executive Officer, Director	1,450,000	0.53%

Myron W. Wentz, Ph.D 2602C Transportation Avenue National City, CA 91950	Director until March 13, 2009	400,000	0.15%

All directors and officers as a group (three persons)		111,972,290	41.14%
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

Director Independence

Neither Douglas A. McClain, Jr. nor Stephen D. Ferrone is an “independent director” as such term is defined in the Nasdaq Marketplace Rules.

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

Report of Independent Registered Public Accounting Firm
Balance Sheet
Statement of Expenses
Statement of Cash Flows
Statement of Changes in Shareholders’ Equity (Deficit)
Notes to Financial Statements

2.	Financial Statement Schedules:

None

3.	Exhibits

The following exhibits are filed with, or incorporated by reference into, this Report.

Exhibit Number	Description

3.1 (a)	Certificate of Incorporation of Immunosyn Corporation, filed with the Secretary of State of the State of Delaware on August 3, 2006.
3.2 (a)	By-laws of Immunosyn Corporation.
10.1 (a)	License Agreement between Immunosyn Corporation and Argyll Biotechnologies, LLC, dated as of September 28, 2006.
10.2 (b)	Amended and Restated License Agreement between Immunosyn Corporation and Argyll Biotechnologies, LLC, dated as of October 25, 2007, effective as of September 26, 2006.
10.3 (a)	Form of Lock-Up Agreement.
10.4 (e)	Form of Amended and Restated Lock-Up Agreement.
10.5 (a)	Immunosyn 2006 Stock Option Plan.
10.6 (c)	Employment Agreement effective as of October 15, 2007 between Stephen Ferrone and the Company.
10.7 (d)	First Amendment to Employment Agreement of Stephen Ferrone effective November 15, 2007 between the Company and Stephen Ferrone.
10.8 (c)	Employment Agreement effective as of October 22, 2007 between David Criner and the Company.
10.9 (d)	First Amendment to Employment Agreement of David Criner effective November 15, 2007 between the Company and David Criner.
14.1 (e)	Code of Ethics.
23.1*	Consent of Malone & Bailey, P.C.
31.1*	Certification of Stephen D. Ferrone, Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Douglas A. McClain, Jr., Chief Financial and Accounting Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Stephen D. Ferrone, Chief Executive Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of Douglas A. McClain, Jr., Chief Financial and Accounting Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
____________________________

*	Exhibit previously filed with this Annual Report on Form 10-K for the fiscal year ended December 31, 2008 on March 16, 2009.

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Amendment No. 1 to report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:  March 20, 2009

IMMUNOSYN CORPORATION

By:	/s/ Douglas A. McClain, Jr.
Douglas A. McClain, Jr. Chief Financial and Accounting Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Amendment No. 1 to report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated:

Signature	Title	Date

/s/ Stephen D. Ferrone	President, Chief Executive Officer, Director (Principal Executive Officer)	March 20, 2009
Stephen D. Ferrone

/s/ Douglas A. McClain, Jr.	Chief Financial and Accounting Officer, Director (Principal Financial	March 20, 2009
Douglas A. McClain, Jr.	and Accounting Officer)