Form 10-Q
period 2009-03-31
IMMUNOSYN CORP
filed 2009-05-18
CIK 1375623

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2009

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

Indicate by check mark if the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the past 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the Registrant was required to submit and post such files).  Yes ☐ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of  “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.  (Check one):

Large Accelerated Filer  ☐         Accelerated Filer  ☒         Non-Accelerated Filer  ☐         Smaller reporting Company  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐ No ☒

As of May 18, 2009, the Company had 270,502,719 issued and outstanding shares of Common Stock.

PART I

Item 1.	Financial Statements.

Immunosyn Corporation
(A Development Stage Company)
Balance Sheets
(unaudited)

	December 31, 2008	March 31, 2009
ASSETS
Current Assets
Cash	$2,052	$1,350
Prepaid expenses	41,455	6,350
Total Current Assets	43,507	7,700
Property and equipment	6,433	6,433
Accumulated depreciation	(2,466)	(2,787)
License rights	400,000	400,000
Deposits	2,825	7,597
Total Assets	$450,299	$418,943

LIABILITIES AND SHAREHOLDERS’ EQUITY (DEFICIT)

Current Liabilities
Note payable	$35,105	$35,105
Accounts payable	320,352	384,701
Accrued expenses	-	2,300
Accrued compensation	14,268	23,268
Advances from affiliates	893,663	963,926
Total Current Liabilities	1,263,388	1,409,300
Shareholders’ Equity (Deficit)
Common stock, $0.0001 par value, 425,000,000 shares authorized, 272,200,976 and 272,236,841 shares issued and 272,200,976 and 270,547,841 shares outstanding at December 31, 2008 and March 31, 2009, respectively	27,220	27,224
Additional paid-in capital	1,094,630	1,118,421
Deficit accumulated during the development stage	(1,934,939)	(2,135,833)
Less: treasury stock, at cost (1,689,000 shares at $.0001)	-	(169)

Total Shareholders’ Deficit	(813,089)	(990,357)

Total Liabilities and Shareholders’ Deficit	$450,299	$418,943

See accompanying notes to unaudited financial statements.

Immunosyn Corporation
(A Development Stage Company)
Statements of Expenses
(unaudited)

	Three Months Ended March 31, 2009	Three Months Ended March 31, 2008	August 3, 2006 (inception) Through March 31, 2009
EXPENSES
General & administrative	$183,619	$175,632		$2,031,172
Interest expense	17,275	13,393		104,661

NET LOSS	$(200,894)	$(189,025)		$(2,135,833)
Net loss per share, basic and diluted	$(0.00)	$(0.00)	$
Weighted average number of common shares outstanding	271,940,184	272,000,000

See accompanying notes to unaudited financial statements.

Immunosyn Corporation
(A Development Stage Company)
Statements of Cash Flows
(unaudited)

	Three Months Ended March 31, 2009	Three Months Ended March 31, 2008	August 3, 2006 (inception) through March 31, 2009
Cash flows from operating activities:
Net loss	$(200,894)	$(189,025)	$(2,135,833)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	322	322	2,787
Imputed interest on advances from affiliates	17,275	13,393	104,663
Services rendered for stock	6,349	4,500	628,313
Changes in:			-
Prepaid expenses and other assets	30,333	14,044	(13,947)
Accounts payable	64,350	(32,249)	411,114
Accrued expenses	11,300	(12,151)	25,568
Net cash used in operating activities	(70,965)	(201,166)	(977,335)

Cash flows from investing activities:
Purchase of property and equipment	-	-	(6,433)
Net cash used in investing activities	-	-	(6,433)

Cash flows from financing activities:
Net advances from affiliates	70,263	179,798	972,618
Sale of common stock	-	-	12,500
Net cash provided by financing activities	70,263	179,798	985,118

Net change in cash	(702)	(21,368)	1,350
Cash at beginning of period	2,052	24,115	-
Cash at end of period	$1,350	$2,747	$1,350
Supplemental Disclosures
Cash paid for interest	$-	$-	$-
Cash paid for income taxes	$-	$-	$-
Non-Cash Investing and Financing Activities
Treasury stock acquired with a purchase price of zero	$169	$-	$169

See accompanying notes to unaudited financial statements.

Immunosyn Corporation
(A Development Stage Company)
Notes To Unaudited Interim Financial Statements

Note 1 - BASIS OF PRESENTATION

The accompanying unaudited interim financial statements of Immunosyn Corporation have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission, and should be read in conjunction with Immunosyn’s audited 2008 year end financial statements and notes thereto contained in Immunosyn’s Annual Report on Form 10-K for the year ended December 31, 2008 filed with the Securities and Exchange Commission.  In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim period have been reflected herein.  The results of operations for interim periods are, however, not necessarily indicative of the results to be expected for the full year.  Notes to the financial statements which substantially duplicate the disclosure contained in the audited financial statements for fiscal 2008 as reported in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008 have been omitted.

Treasury Stock – Treasury stock is accounted for using the cost method.

Note 2 - GOING CONCERN

During the three months ended March 31, 2009 and since inception, Immunosyn has been unable to generate cash flows sufficient to support its operations and has been dependent on advances from its affiliates.  Advances from affiliates have not been sufficient to cover the Company’s expenses including the salary of its Chief Executive Officer which the Company has been unable to pay since August 2008.  In addition to negative cash flow from operations, Immunosyn has experienced recurring net losses, and has a negative working capital.

These factors raise substantial doubt about Immunosyn’s ability to continue as a going concern.  The financial statements do not include any adjustments that might be necessary if Immunosyn is unable to continue as a going concern.

Note 3 - ADVANCES FROM AFFILIATES

Since inception, Immunosyn has borrowed $955,367 from Argyll Equities, LLC and Argyll Biotechnologies, LLC who together own approximately 60% of Immunosyn’s common stock.  These advances are unsecured and are to be repaid on demand.  Interest expense in the amount of $17,275 was imputed using an interest rate of 7.5% for the three months ended March 31, 2009 and is included in additional paid-in capital.  Advances from Stephen D. Ferrone, CEO and President of Immunosyn, in the amount of $8,559 are due and payable on demand.  These advances are unsecured and carry no interest rate.

Note 4 – COMMON STOCK

Immunosyn issued 19,372 shares of restricted common stock on March 19, 2009 to The Blaine Group (TBG) pursuant to a contract entered into on October 12, 2007 for TBG to provide financial relations and investor relations services to Immunosyn.  During the first quarter of 2009, TBG earned another 25,865 restricted shares.  The total value of such shares is $4,500.

During the first quarter of 2009, Bear Creek Advisors earned 10,000 shares pursuant to a contract entered into on September 29, 2008 to provide consulting services to the Company.  The value of these shares is $1,850 and they have not been issued.

Note 5 – TREASURY STOCK

1,689,000 shares of common stock of the Company were acquired and put into treasury stock on March 16, 2009 as part of a settlement agreement with a shareholder.  The purchase price was zero.

Note 6 – COMMITMENTS AND CONTINGENT LIABILITIES

On October 12, 2007, Immunosyn agreed to a 12 month contract with The Blaine Group, Inc. (TBG) for TBG to undertake a national financial public relations and investors relations campaign for Immunosyn.  As part of this contract, TBG agreed to handle all public relations matters, as agreed upon, for Immunosyn.  This contract continues until terminated by either party with thirty days written notice.  Immunosyn agreed to pay TBG $10,000 as a monthly retainer fee.  $8,500 of this retainer is payable in cash and $1,500 in restricted stock to be valued at current market value on the date of issue.

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

As of the date of this report, we have no revenue and limited operations.  Those operations have been principally funded by loans from affiliates.  Our ability to obtain additional funding will determine our ability to continue as a going concern.  From time to time, we have retained investment bankers and other financial advisors to assist us with fundraising efforts; however, those efforts have not been successful to date.  We have one principal asset, our exclusive license from Argyll Biotech, and one full-time and one part-time employee.  We do not expect to commence full scale operations or generate revenue unless and until Argyll Biotech completes development and obtains regulatory approval for SF-1019.  Since incorporation, we have not made any significant purchases or sale of assets (other than our exclusive license from Argyll Biotech), nor have we been involved in any mergers, acquisitions or consolidations.

Results of Operations

To date, the Company has had no revenue and limited operations.  During the three months ended March 31, 2009 and since inception, Immunosyn has been unable to generate cash flows sufficient to support its operations and has been dependent on advances from its affiliates.  In addition to negative cash flow from operations, Immunosyn has experienced recurring net losses, and has a negative working capital.  At March 31, 2009, the Company had a net loss of $200,894, an accumulated deficit of $2,135,833 and a working capital deficit of $1,401,600.

Currently, an affiliated company provides general support services to the Company, without charge.  In addition, since inception, Immunosyn has borrowed $955,367 from Argyll Equities, LLC and Argyll Biotech who together own approximately 60% of Immunosyn’s Common Stock, including $70,263 which was borrowed during the quarter ended March 31, 2009.  Interest expense in the amount of $17,275 was imputed on the aggregate advances using an interest rate of 7.5% for the three months ended March 31, 2009 and is included in additional paid-in capital.  These advances are unsecured and will be repaid on demand.  In October 2007, the Company hired a Chief Executive Officer.  The Company has advances from the CEO in the amount of $8,559 as well which are due and payable on demand.  These advances are unsecured and carry no interest rate.  The Company’s funds have not been sufficient to cover its expenses resulting in a net loss, an accumulated deficit and a working capital deficit.

Liquidity and Capital Resources

The Company needs additional financing to continue its current limited operations and may raise funds in the future privately or publicly if it is able to do so or will continue to look to advances from affiliates who are under no obligation to provide funds to the Company.

In addition, the Company intends to raise working capital through one or more financings to meet the following requirements before it commences full scale operations if and when Argyll Biotech completes development and obtains regulatory approval for SF-1019:

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

The Company requires substantial future sources of capital in order to meet such anticipated expenditures and to continue its operations during the period Argyll Biotech seeks regulatory approval from US and foreign regulatory authorities.  The Company currently anticipates this process to be between three and five years and the amount of funds required to be between $14 million and $24 million.

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

  CAUTIONARY STATEMENTS REGARDING FORWARD-LOOKING INFORMATION

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

The Private Securities Litigation Reform Act of 1995 provides a safe harbor for forward-looking statements. In order to comply with the terms of the safe harbor, the Company cautions readers that a variety of factors could cause the Company’s actual results to differ materially from the anticipated results or other expectations expressed in the Company’s forward-looking statements. These risks and uncertainties, many of which are beyond the Company’s control, include, but are not limited to: (i) the Company’s ability to raise financing to fund its development and allow it to continue as a going concern; (ii) the effects of the economy on the Company’s ability to find and maintain financing options and liquidity; (iii) general economic conditions, both domestic and international; (iv) Argyll Biotech’s ability to obtain FDA and other regulatory approvals for SF-1019 and other products it may acquire or develop and license to the Company; (v) competition from existing pharmaceutical, chemical and biotech companies and other participants in the drug and related markets; (vi) legal developments affecting the litigation experience of the Company including the results of any subpoenas issued to the Company or its affiliates by the SEC; (vii) the effectiveness of the Company’s efforts to hire qualified personnel; (viii) changes in regulatory requirements which could affect the cost and method of doing business; (ix) the Company’s ability to achieve its business plan; (x) corporate governance issues; (xi) credit, operations, legal and regulatory risks; (xii) risks related to foreign operations; and (xiii) risks related to disclosure controls and/or internal controls or the lack thereof. There can be no assurance that the Company has correctly or completely identified and assessed all of the factors affecting the Company’s business. The Company does not undertake any obligation to publicly update or revise any forward-looking statements. See also Item 1A – Risk Factors in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.

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

Item 4.	Controls and Procedures.

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

Changes in Internal Controls

In our efforts to continuously improve our internal controls, management intends to take steps, when funding permits, to enhance controls and procedures as part of our remediation efforts in addressing the material weaknesses described above and in our Annual Report on Form 10-K for the year ended December 31, 2008. One of the steps management intends to take is to increase documentation around certain authorization and review controls.

PART II
OTHER INFORMATION

Item 1.	Legal Proceedings.

Pursuant to a subpoena dated January 20, 2006 issued by the Securities and Exchange Commission to an affiliate of Argyll Biotech in proceedings captioned In the Matter of Directors Financial Group, Ltd. and In The Matter of Prime Bank Securities, and pursuant to subpoenas issued by the SEC to affiliates of Argyll Biotech on March 30, 2006 and to Immunosyn on December 15, 2006 in a proceeding captioned In The Matter of The Argyll Group, LLC, Immunosyn and its affiliates have been asked to produce all documents concerning a wide variety of topics including many related directly to Immunosyn. Immunosyn and Argyll Biotech’s affiliates actively cooperated with the SEC and produced documents responsive to these subpoenas, completing their responses in early August 2007.  The Directors Financial Group matter was resolved in June 2006 through a settlement between the SEC and the parties to the proceeding, and, accordingly, Immunosyn will not be required to respond further to that subpoena.  Immunosyn had had no further communication with the SEC regarding the remaining subpoenas since January 2007 until March 2009.  On or about March 17, 2009, representatives of both Immunosyn and Argyll Biotech became aware that they had received additional subpoenas from the SEC on or about March 6, 2009.  The Company has not yet commenced its response to the March 2009 subpoena, but intends to comply with the SEC’s requests.

On March 16, 2007, Frank Bramante and Salvatore Bramante commenced an action in the United Stated District Court for the Southern District of California against various defendants including Immunosyn seeking amongst other relief an injunction to prevent the transfer and/or sale of the patents and/or proprietary information relating to SF-1019 to third parties.  The case was stayed by Order dated January 17, 2008 pending resolution of a largely duplicative action filed in the United Stated District Court for the Western District of Texas, San Antonio Division, by the same plaintiffs against the same defendants excluding Immunosyn on July 28, 2006.  The Texas action was dismissed with prejudice in September 2008 and a stipulation dismissing the California action is expected to be filed with the Court in order to dismiss the case with prejudice in the next 30 days.

On December 19, 2007, a shareholder of Immunosyn, Leon S. Segen, commenced an action in the Southern District of New York derivatively on behalf of Immunosyn to recover alleged short-swing profits from several alleged statutory insiders of Immunosyn, including Immunosyn officer and director Douglas A. McClain Jr. The discovery phase of this action is concluded, with the trial scheduled to commence September 8, 2009.  The action includes Immunosyn as a nominal defendant only and does not allege any claims of liability against Immunosyn.

On March 19, 2008, a shareholder of the Company, Deborah Donoghue, commenced two actions — one in the U.S. District Court for the Southern District of California and the other in the U.S. District Court for the Southern District of New York – derivatively on behalf of the Company to recover alleged short-swing profits from several alleged statutory insiders of the Company, including Company officer and director Douglas A. McClain Jr.  The actions include the Company as a nominal defendant only and do not allege any claims of liability against the Company.  Donoghue withdrew the New York action in April 2008 and the California action was dismissed without prejudice in March 2009 subject to reopening the action nunc pro tunc to the date of dismissal upon ex parte application or noticed motion by any party to reopen the action.

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

Item 1A.	Risk Factors.

During the three months ended March 31, 2009, there were no material changes to the information contained in Part I, Item 1A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2008, but see “CAUTIONARY STATEMENTS REGARDING FORWARD-LOOKING INFORMATION” in Part I, Item 2, above.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

(A) and (B)  During the three months ended March 31, 2009, the Company issued 25,865 shares of restricted common stock having a per share value of approximately $0.174 on the date of issue to The Blaine Group (TBG) pursuant to a contract entered into on October 12, 2007 for TBG to provide financial relations and investor relations services to the Company.  Immunosyn agreed to pay TBG $10,000 as a monthly retainer fee.  $8,500 of this retainer is payable in cash and $1,500 in restricted stock to be valued at the current market value on the date of issue.

During the first quarter of 2009, Bear Creek Advisors earned 10,000 shares of restricted common stock of the Company pursuant to a contract entered into on September 29, 2008 to provide consulting services to the Company.  The value of these shares is $1,850 (or $.185 per share) and they have not been issued.

These shares were issued pursuant to the exemption provided by Section 4(2) of the Securities Act of 1933 as a transaction by an issuer not involving any public offering.

(C)  A total of 1,689,000 shares of common stock of the Company were acquired and put into treasury stock on March 16, 2009 as part of a settlement agreement with a shareholder.  The purchase price was zero.  The Company has no repurchase plans or programs.

Item 3.	Defaults Upon Senior Securities.

Not applicable.

Item 4.	Submission of Matters to a Vote of Security Holders.

 None.

Item 5.	Other Information.

None.

Item 6.	Exhibits.

The following exhibits are filed with, or incorporated by reference into, this Report.

Exhibit Number	Description

10.10*	Second Amendment to Employment Agreement of Stephen Ferrone between the Company and Stephen Ferrone.
31.1*	Certification of Stephen D. Ferrone, Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Douglas A. McClain, Jr., Chief Financial and Accounting Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Stephen D. Ferrone, Chief Executive Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of Douglas A. McClain, Jr., Chief Financial and Accounting Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Filed Herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:  May 18, 2009

IMMUNOSYN CORPORATION

By:	/s/ Douglas A. McClain, Jr.
Douglas A. McClain, Jr. Chief Financial and Accounting Officer