Form 10-Q
period 2009-06-30
IMMUNOSYN CORP
filed 2009-08-17
CIK 1375623

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2009

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____ to _____

Commission file number 005-82677

IMMUNOSYN CORPORATION
(Exact Name of Registrant as Specified in its Charter)

Delaware	20-5322896
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

10815 Rancho Bernardo Road, Suite 101, San Diego, CA	92127
(Address of Principal Executive Offices)	(Zip Code)

(888) 853-3663
(Registrant’s Telephone Number, Including Area Code)

4225 Executive Square, Suite 260, La Jolla, CA 92037
(Former Name, Former Address and Former Fiscal Year, if Changed Since Last Report)

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

Large Accelerated Filer   ☐          Accelerated Filer   ☒          Non-Accelerated Filer   ☐          Smaller reporting Company   ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐ No ☒

As of August 17, 2009, the Company had 272,275,056 shares of Common Stock issued and 270,586,056 shares of Common Stock outstanding.

PART I

Item 1.	Financial Statements.

Immunosyn Corporation
(A Development Stage Company)
Balance Sheets
(unaudited)

	June 30, 2009	December 31, 2008
ASSETS
Current Assets
Cash	$1,226	$2,052
Prepaid expenses	3,232	41,455
Total Current Assets	4,458	43,507
Property and equipment	6,433	6,433
Accumulated depreciation	(3,109)	(2,466)
License rights	400,000	400,000
Deposits	26,573	2,825
Total Assets	$434,355	$450,299

LIABILITIES AND SHAREHOLDERS’ DEFICIT

Current Liabilities
Note payable	$35,105	$35,105
Accounts payable	666,185	320,352
Accrued expenses	6,768	-
Accrued compensation to affiliate	31,500	14,268
Advances from affiliates	1,006,724	893,663
Total Current Liabilities	1,746,282	1,263,388
Shareholders’ Equity (Deficit)
Common stock, $0.0001 par value, 425,000,000 shares authorized, 272,275,056 and 272,200,976 shares issued and 270,586,056 and 272,200,976 shares outstanding at June 30, 2009 and December 31, 2008, respectively	27,228	27,220
Additional paid-in capital	1,140,895	1,094,630
Deficit accumulated during the development stage	(2,479,881)	(1,934,939)
Less: treasury stock, at cost (1,689,000 shares at $.0001)	(169)	-
Total Shareholders’ Deficit	(1,311,927)	(813,089)

Total Liabilities and Shareholders’ Deficit	$434,355	$450,299

See accompanying notes to unaudited financial statements.

Immunosyn Corporation
(A Development Stage Company)
Statements of Expenses
(unaudited)

	Three Months Ended June 30, 2009	Three Months Ended June 30, 2008	Six Months Ended June 30, 2009	Six Months Ended June 30, 2008	August 3, 2006 (inception) Through June 30, 2009
EXPENSES
General & Administrative	$326,070	$629,884	$509,688	$805,516	$2,357,243
Interest Expense	17,977	15,297	35,254	28,690	122,638
NET LOSS	$(344,047)	$(645,181)	$(544,942)	$(834,206)	$(2,479,881)
Net loss per common share, basic and diluted	(0.00)	(0.00)	(0.00)	(0.00)
Weighted average number of common shares outstanding	270,557,689	272,008,412	271,250,014	272,004,206

See accompanying notes to unaudited financial statements.

Immunosyn Corporation
(A Development Stage Company)
Statements of Cash Flows
(unaudited)

	Six Months Ended June 30, 2009	Six Months Ended June 30, 2008	August 3, 2006 (inception) through June 30, 2009
Cash flows from operating activities:
Net loss	$(544,942)	$(834,206)	$(2,479,881)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	643	643	3,109
Imputed interest on advances from affiliates	35,254	28,690	122,638
Services rendered for stock	10,850	533,750	632,814
Changes in:			-
Prepaid expenses	38,223	28,630	(6,058)
Other assets	(23,748)	(1,336)	(23,748)
Accounts payable	(345,833)	28,127	692,600
Accrued expenses	6,768	(13,649)	6,768
Accrued compensation to affiliate	17,232	-	31,500
Net cash used in operating activities	(113,887)	(229,351)	(1,020,258)

Cash flows from investing activities:
Purchase of property and equipment	-	-	(6,433)
Net cash used in investing activities	-	-	(6,433)

Cash flows from financing activities:
Net advances from affiliates	113,061	206,325	1,015,417
Sale of common stock	-	-	12,500
Net cash provided by financing activities	113,061	206,325	1,027,917

Net change in cash	(826)	(23,026)	1,226
Cash at beginning of period	2,052	24,115	-
Cash at end of period	$1,226	$1,089	$1,226
Supplemental Disclosures
Cash paid for interest	$-	$-	$-
Cash paid for income taxes	$-	$-	$-
Non-Cash Investing and Financing Activities
Stock issued for license rights	$-	$-	$400,000
Treasury stock acquired with a purchase price of zero	$169	$-	$169

See accompanying notes to unaudited financial statements.

Immunosyn Corporation
(A Development Stage Company)
Notes To Unaudited Interim Financial Statements

Note 1 - BASIS OF PRESENTATION

The accompanying unaudited interim financial statements of Immunosyn Corporation (“Immunosyn” or the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission, and should be read in conjunction with Immunosyn’s audited 2008 year end financial statements and notes thereto contained in Immunosyn’s Annual Report on Form 10-K for the year ended December 31, 2008 filed with the Securities and Exchange Commission.  In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim period have been reflected herein.  The results of operations for interim periods are, however, not necessarily indicative of the results to be expected for the full year.  Notes to the financial statements which substantially duplicate the disclosure contained in the audited financial statements for fiscal 2008 as reported in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008 have been omitted.

Treasury Stock – Treasury stock is accounted for using the cost method.

Recently Issued Accounting Pronouncements

Effective this quarter, the Company implemented SFAS No. 165, Subsequent Events (“SFAS 165”).  This standard establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued.  The adoption of SFAS 165 did not impact the Company’s financial position or results of operations.  The Company evaluated all events or transactions that occurred after June 30, 2009 up through August 17, 2009, the date the Company issued these financial statements.  During this period, the Company did not have any material recognizable subsequent events.

Note 2 - GOING CONCERN

During the three and six months ended June 30, 2009 and since inception, Immunosyn has been unable to generate cash flows sufficient to support its operations and has been dependent on advances from its affiliates.  Advances from affiliates have not been sufficient to cover the Company’s expenses including the salary of its Chief Executive Officer which the Company has been unable to pay since August 2008.  In addition to negative cash flow from operations, Immunosyn has experienced recurring net losses, and has a negative working capital.

These factors raise substantial doubt about Immunosyn’s ability to continue as a going concern.  The financial statements do not include any adjustments that might be necessary if Immunosyn is unable to continue as a going concern.

Note 3 - ADVANCES FROM AFFILIATES

As of June 30, 2009, $998,165 is owed to Argyll Equities, LLC and Argyll Biotechnologies, LLC who together own approximately 60% of Immunosyn’s common stock.  These advances are unsecured and are to be repaid on demand.  Interest expense in the amount of $17,977 was imputed using an interest rate of 7.5% for the three months ended June 30, 2009 and is included in additional paid-in capital.  Advances from Stephen D. Ferrone, CEO and President of Immunosyn, in the amount of $8,559 are due and payable on demand.  These advances are unsecured and carry no interest rate.  The Company has accrued for an additional $31,500 in compensation to Mr. Ferrone.

Note 4 – COMMON STOCK

Pursuant to a contract entered into on October 12, 2007 for The Blaine Group (TBG) to provide financial relations and investor relations services to Immunosyn, TBG earned 64,080 restricted shares of Immunosyn common stock in the six months ended June 30, 2009 valued at $9,000.

Pursuant to a contract entered into on September 29, 2008 for Bear Creek Advisors to provide consulting services to Immunosyn, Bear Creek earned 10,000 restricted share of Immunosyn common stock in the six months ended June 30, 2009 valued at $1,850.

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

Results of Operations

To date, the Company has had no revenue and limited operations.  During the six months ended June 30, 2009 and since inception, Immunosyn has been unable to generate cash flows sufficient to support its operations and has been dependent on advances from its affiliates.  In addition to negative cash flow from operations, Immunosyn has experienced recurring net losses, and has a negative working capital.  During the six months ended June 30, 2009, the Company had a net loss of $544,942 and a loss of $344,047 for the three months ended June 30, 2009, an accumulated deficit of $2,479,881 and a working capital deficit of $1,741,824.  See Note 2 of Notes to Unaudited Financial Statements for our going concern.

Currently, an affiliated company provides general support services to the Company, without charge.  In addition, since inception, Immunosyn has borrowed $998,165 from Argyll Equities, LLC and Argyll Biotech who together own approximately 60% of Immunosyn’s Common Stock, including $104,502 which was borrowed during the six months ended June 30, 2009.  Interest expense in the amount of $17,977 was imputed on the aggregate advances using an interest rate of 7.5% for the three months ended June 30, 2009 and is included in additional paid-in capital.  These advances are unsecured and will be repaid on demand.  In October 2007, the Company hired a Chief Executive Officer.  The Company has advances from the CEO in the amount of $8,559 as well which are due and payable on demand.  These advances are unsecured and carry no interest rate.  The Company’s funds have not been sufficient to cover its expenses resulting in a net loss, an accumulated deficit and a working capital deficit.  See Note 3 of Notes to Unaudited Financial Statements.

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

The Company requires substantial future sources of capital in order to meet such anticipated expenditures and to continue its operations during the period Argyll Biotech completes development of SF-1019 and seeks regulatory approval from US and/or foreign regulatory authorities.  The Company currently anticipates this process to be between three and five years and the amount of funds required to be between $14 million and $24 million.

The Company believes that significant funding will be required to provide adequate sources of working capital during that period.  There can be no assurance that the Company will be able to raise any or all the capital required for its operations.  See Note 2 to Unaudited Financial Statements.  Failure to obtain future financing will require the Company to delay or substantially curtail its operations or close its business, resulting in a material adverse effect on the Company.

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

The Private Securities Litigation Reform Act of 1995 provides a safe harbor for forward-looking statements. In order to comply with the terms of the safe harbor, the Company cautions readers that a variety of factors could cause the Company’s actual results to differ materially from the anticipated results or other expectations expressed in the Company’s forward-looking statements. These risks and uncertainties, many of which are beyond the Company’s control, include, but are not limited to: (i) the Company’s ability to raise financing to fund its development and allow it to continue as a going concern; (ii) the effects of the economy on the Company’s ability to find and maintain financing options and liquidity; (iii) general economic conditions, both domestic and international; (iv) Argyll Biotech’s ability to complete development of SF-1019 and other products it may acquire or develop and license to the Company; (v) Argyll Biotech’s ability to obtain FDA and/or other regulatory approvals for SF-1019 and other products it may acquire or develop and license to the Company; (vi) competition from existing pharmaceutical, chemical and biotech companies and other participants in the drug and related markets; (vii) legal developments affecting the litigation experience of the Company including the results of any subpoenas issued to the Company or its affiliates by the SEC; (viii) the effectiveness of the Company’s efforts to hire qualified personnel; (ix) changes in regulatory requirements which could affect the cost and method of doing business; (x) the Company’s ability to achieve its business plan; (xi) corporate governance issues; (xii) credit, operations, legal and regulatory risks; (xiii) risks related to foreign operations; and (xiv) risks related to disclosure controls and/or internal controls or the lack thereof. There can be no assurance that the Company has correctly or completely identified and assessed all of the factors affecting the Company’s business. The Company does not undertake any obligation to publicly update or revise any forward-looking statements. See also Item 1A – Risk Factors in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008.

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

Pursuant to a subpoena dated January 20, 2006 issued by the Securities and Exchange Commission to an affiliate of Argyll Biotech in proceedings captioned In the Matter of Directors Financial Group, Ltd. and In The Matter of Prime Bank Securities, and pursuant to subpoenas issued by the SEC to affiliates of Argyll Biotech on March 30, 2006 and to Immunosyn on December 15, 2006 in a proceeding captioned In The Matter of The Argyll Group, LLC, Immunosyn and its affiliates have been asked to produce all documents concerning a wide variety of topics including many related directly to Immunosyn. Immunosyn and Argyll Biotech’s affiliates actively cooperated with the SEC and produced documents responsive to these subpoenas, completing their responses in early August 2007.  The Directors Financial Group matter was resolved in June 2006 through a settlement between the SEC and the parties to the proceeding, and, accordingly, Immunosyn will not be required to respond further to that subpoena.  Immunosyn had had no further communication with the SEC regarding the remaining subpoenas since January 2007 until March 2009.  On or about March 17, 2009, representatives of both Immunosyn and Argyll Biotech became aware that they had received additional subpoenas from the SEC on or about March 6, 2009 (the “March 2009 Subpoenas”).  In addition, on or about June 4, 2009, Immunosyn directors and officers, Douglas A. McClain, Jr. and Stephen Ferrone, received subpoenas from the SEC (the “June 2009 Subpoenas”) as did James T. Miceli, a director and officer of Argyll Biotech, and Douglas A. McClain, Sr.  Immunosyn and Argyll Biotech subsequently learned from the SEC that the March 2009 Subpoenas and the June 2009 Subpoenas would be treated as voluntary requests, with respect to which the parties are in the process of complying.

On March 16, 2007, Frank Bramante and Salvatore Bramante commenced an action in the United Stated District Court for the Southern District of California against various defendants including Immunosyn seeking amongst other relief an injunction to prevent the transfer and/or sale of the patents and/or proprietary information relating to SF-1019 to third parties.  The case was stayed by Order dated January 17, 2008 pending resolution of a largely duplicative action filed in the United Stated District Court for the Western District of Texas, San Antonio Division, by the same plaintiffs against the same defendants excluding Immunosyn on July 28, 2006.  The Texas action was dismissed with prejudice in September 2008 and a stipulation dismissing the California action was filed with the Court and the entire California action was dismissed with prejudice on or about June 3, 2009.

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

On or about July 27, 2006, Daval filed suit in the High Court of Justice, Chancery Division in London, England against Argyll Biotech and five of Argyll Biotech’s research scientists and others, including Douglas McClain, Sr., seeking an injunction and damages or an account of profits based on allegations of breach by the scientists and Mr. McClain of confidentiality agreements with Daval, breaches by such persons of their fiduciary duties and conspiracy by Argyll Biotech and certain of its shareholders to wrongfully disclose and use Daval’s alleged trade secrets.  These proceedings do not allege infringement of any Daval patent whether by Argyll Biotech or any of the other defendants.  Argyll Biotech has filed its defenses and continues to investigate the merits of the suit and the basis of its defenses including, among other grounds, that one of the active ingredients in SF-1019 disclosed in Argyll Biotech’s 603 Application is based on independent research by Argyll Biotech’s research scientists, and the method of producing SF-1019 is materially different from Daval’s process. The action had been listed for trial in the UK in January 2009 but, in December 2008, the High Court in London ordered that the trial be rescheduled for a later date, likely to be early 2010. Immunosyn is not involved in this litigation.

Item 1A.	Risk Factors.

During the six months ended June 30, 2009, there were no material changes to the information contained in Part I, Item 1A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2008, but see “CAUTIONARY STATEMENTS REGARDING FORWARD-LOOKING INFORMATION” in Part I, Item 2, above.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

(A) and (B)  During the six months ended June 30, 2009, The Blaine Group (TBG) earned 64,080 shares of restricted common stock of the Company having a per share value of approximately $0.118 on the due date pursuant to a contract entered into on October 12, 2007 for TBG to provide financial relations and investor relations services to the Company.  Immunosyn agreed to pay TBG $10,000 as a monthly retainer fee.  $8,500 of this retainer is payable in cash and $1,500 in restricted stock to be valued at the current market value on the date of issue.  See Notes 4 and 6 to Unaudited Financial Statements.

These shares would be issued pursuant to the exemption provided by Section 4(2) of the Securities Act of 1933 as a transaction by an issuer not involving any public offering.

As previously disclosed, pursuant to a contract entered into on September 29, 2008 for Bear Creek Advisors to provide consulting services to Immunosyn, Bear Creek earned 10,000 restricted share of Immunosyn common stock in the six months ended June 30, 2009 valued at $1,850.  See Note 4 to Unaudited Financial Statements.

(C)  The Company has no repurchase plans or programs.  As previously disclosed, 1,689,000 shares of common stock of the Company were acquired and put into treasury stock on March 16, 2009 as part of a settlement agreement with a shareholder.  The purchase price was zero.  See Note 5 to Unaudited Financial Statements.

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

Dated:  August 17, 2009

IMMUNOSYN CORPORATION

By:	/s/ Douglas A. McClain, Jr.
Douglas A. McClain, Jr. Chief Financial and Accounting Officer