Form 10-Q
period 2009-09-30
IMMUNOSYN CORP
filed 2009-12-17
CIK 1375623

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2009

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

As of December 14, 2009, the Company had 269,381,869 shares of Common Stock issued and 267,692,869 shares of Common Stock outstanding.

PART I

Item 1.	Financial Statements.

Immunosyn Corporation
(A Development Stage Company)
Balance Sheets
(unaudited)

	September 30, 2009	December 31, 2008
ASSETS
Current Assets
Cash	$1,101	$2,052
Prepaid expenses	3,234	41,455
Total Current Assets	4,335	43,507
Property and equipment	6,433	6,433
Accumulated depreciation	(3,431)	(2,466)
License rights	400,000	400,000
Deposits	2,825	2,825
Total Assets	$410,162	$450,299

LIABILITIES AND SHAREHOLDERS’ DEFICIT

Current Liabilities
Note payable	$35,105	$35,105
Accounts payable	777,281	320,352
Accrued expenses	6,060	-
Accrued compensation to affiliate	40,500	14,268
Advances from affiliates	1,029,101	893,663
Total Liabilities	1,888,047	1,263,388
Shareholders’ Deficit
Common stock, $0.0001 par value, 425,000,000 shares authorized, 272,332,612 and 272,200,976 shares issued and 270,643,612 and 272,200,976 shares outstanding at September 30, 2009 and December 31, 2008, respectively	27,233	27,220
Additional paid-in capital	1,164,619	1,094,630
Deficit accumulated during the development stage	(2,669,568)	(1,934,939)
Less: treasury stock, at cost (1,689,000 shares at $.0001)	(169)	-
Total Shareholders’ Deficit	(1,477,885)	(813,089)

Total Liabilities and Shareholders’ Equity	$410,162	$450,299

See accompanying notes to unaudited financial statements.

Immunosyn Corporation
(A Development Stage Company)
Statements of Expenses
(unaudited)

	Three Months Ended September 30, 2009	Three Months Ended September 30, 2008	Nine Months Ended September 30, 2009	Nine Months Ended September 30, 2008	August 3, 2006 (inception) Through September 30, 2009
EXPENSES
General & Administrative	$162,682	$141,051	$672,370	$946,567	$2,519,926
Interest Expense	27,005	16,034	62,259	44,724	149,642
NET LOSS	$(189,687)	$(157,085)	$(734,629)	$(991,291)	$(2,669,568)
Net loss per common share, basic and diluted	(0.00)	(0.00)	(0.00)	(0.00)
Weighted average number of common shares outstanding	270,619,398	272,164,837	271,037,499	272,033,560	N/A

See accompanying notes to unaudited financial statements.

Immunosyn Corporation
(A Development Stage Company)
Statements of Cash Flows
(unaudited)

	Nine Months Ended September 30, 2009	Nine Months Ended September 30, 2008	August 3, 2006 (inception) through September 30, 2009
Cash flows from operating activities:
Net loss	$(734,629)	$(991,291)	$(2,669,568)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	964	964	3,431
Imputed interest on advances from affiliates	54,483	44,725	141,869
Services rendered for stock	15,350	547,751	637,313
Changes in:			-
Prepaid expenses	38,223	42,380	(3,234)
Other assets	-	(1,661)	(2,825)
Accounts payable	456,929	116,317	812,387
Accrued expenses	6,060	(9,149)	6,060
Accrued compensation to affiliate	26,232	-	40,500
Net cash used in operating activities	(136,388)	(249,964)	(1,034,067)

Cash flows from investing activities:
Purchase of property and equipment	-	-	(6,433)
Net cash used in investing activities	-	-	(6,433)

Cash flows from financing activities:
Net advances from affiliates	135,437	226,158	1,029,101
Sale of common stock	-	-	12,500
Net cash provided by financing activities	135,437	226,158	1,041,601

Net change in cash	(951)	(23,806)	1,101
Cash at beginning of period	2,052	24,115	-
Cash at end of period	$1,101	$309	$1,101

Supplemental Disclosures
Cash paid for interest	$-	$-	$-
Cash paid for income taxes	$-	$-	$-

Non-Cash Investing and Financing Activities
Stock issued for license rights	$-	$-	$400,000

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

Recently Issued Accounting Pronouncements

Effective during the second quarter of 2009, the Company implemented ASC 855, Subsequent Events (“ASC 855”).  This standard establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued.  The adoption of ASC 855 did not impact the Company’s financial position or results of operations.  The Company evaluated all events or transactions that occurred after September 30, 2009 up through December 14, 2009, the date the Company issued these financial statements.  During this period, the Company did not have any material recognizable subsequent events.

Note 2 - GOING CONCERN

During the three and nine months ended September 30, 2009 and since inception, Immunosyn has been unable to generate cash flows sufficient to support its operations and has been dependent on advances from its affiliates.  Advances from affiliates have not been sufficient to cover the Company’s expenses including the salary of its Chief Executive Officer which the Company has been unable to pay since August 2008.  In addition to negative cash flow from operations, Immunosyn has experienced recurring net losses, and has a negative working capital.

These factors raise substantial doubt about Immunosyn’s ability to continue as a going concern.  The financial statements do not include any adjustments that might be necessary if Immunosyn is unable to continue as a going concern.

Note 3 - ADVANCES FROM AFFILIATES

As of September 30, 2009, $1,020,542 is owed to Argyll Equities, LLC and Argyll Biotechnologies, LLC who together own approximately 60% of Immunosyn’s common stock.  These advances are unsecured and are to be repaid on demand.  Interest expense in the amount of $54,483 was imputed using an interest rate of 7.5% for the nine months ended September 30, 2009 and is included in additional paid-in capital.  Advances from Stephen D. Ferrone, CEO and President of Immunosyn, in the amount of $8,559 are due and payable on demand.  These advances are unsecured and carry no interest rate.  The Company has accrued for an additional $40,500 in compensation to Mr. Ferrone.

Note 4 – COMMON STOCK

Pursuant to a contract entered into on October 12, 2007 for The Blaine Group (TBG) to provide financial relations and investor relations services to Immunosyn, TBG earned 121,636 restricted shares of Immunosyn common stock in the nine months ended September 30, 2009 valued at $13,500.

Pursuant to a contract entered into on September 29, 2008 for Bear Creek Advisors to provide consulting services to Immunosyn, Bear Creek earned 10,000 restricted share of Immunosyn common stock in the nine months ended September 30, 2009 valued at $1,850.

Note 5 – TREASURY STOCK

1,689,000 shares of common stock of the Company were acquired and put into treasury stock on March 16, 2009 as part of a settlement agreement with a shareholder.  The purchase price was zero.

Note 6 – COMMITMENTS AND CONTINGENT LIABILITIES

 On October 12, 2007, Immunosyn agreed to a 12 month contract with The Blaine Group, Inc. (TBG) for TBG to undertake a national financial public relations and investors relations campaign for Immunosyn.  As part of this contract, TBG agreed to handle all public relations matters, as agreed upon, for Immunosyn.  This contract continues until terminated by either party with thirty days written notice.  Immunosyn agreed to pay TBG $10,000 as a monthly retainer fee.  $8,500 of this retainer is payable in cash and $1,500 in stock to be valued at current market value on the date of issue.

On August 25, 2009, a complaint was filed by Myron W. Wentz, a shareholder of the Company, in the United States District Court for the Southern District of California that names as defendants Argyll Biotech, Immunosyn and Does 1-10.  The complaint alleges, among other things, that Argyll Biotech breached its contract with the plaintiff and that Immunosyn tortiously interfered with Argyll Biotech’s contract with the plaintiff.  The complaint seeks damages in the amount of $1,948,000 plus pre- and post-judgment interest; consequential damages and attorneys fees in an amount to be proven at trial against Argyll Biotech for breach of contract; an order compelling Argyll Biotech to provide 14,984,615 shares of common stock of the Company to Dr. Wentz; and attorneys fees in an amount to be proven at trial. The parties, including Immunosyn, have not filed an answer to the complaint and the time to do so has officially passed. The defendants are seeking a settlement with the plaintiff although there can be no assurance that they will be able to successfully settle the matter.  It is possible that the plaintiff will seek to obtain a default judgment against the defendants.

On August 24, 2009, a complaint was filed by Denise Campbell on behalf of a putative class in the United States District Court for the Southern District of Texas that names as defendants Immunosyn, Argyll Biotech, James T. Miceli, Douglas A. McClain, Jr., Frank Morales, Argyll Equities, LLC, Stephen Ferrone and Douglas A. McClain, Sr.  The complaint alleges, among other things, that the defendants have made false and/or misleading statements concerning Immunosyn and SF-1019 in filings with the SEC in violation of the Securities Exchange Act of 1934, as amended, including Section 10b-5 thereof, including, without limitation, that the Food & Drug Administration had not approved SF-1019 for human injection, that SF-1019 had not received compassionate waiver status, that SF-1019 was on clinical hold, that SF-1019 had negative results in certain safety studies, that SF-1019 was being sold by the defendants outside of the exclusive license held by Immunosyn and that Alan Osmond was being paid to promote SF-1019; defendants have committed fraud in their SEC disclosures and on their websites; defendants have engaged in civil conspiracy; defendants have been unjustly enriched through the sale of Immunosyn stock; and James T. Miceli, Douglas McClain, Sr. and Douglas McClain Jr. have committed RICO violations and conspired to violate RICO.  The complaint seeks damages in an amount to be proven at trial, plus interest, costs and attorneys fees.  The parties, including Immunosyn, answered the complaint on October 16, 2009.  An initial pretrial conference is expected to be held in December 2009 and discovery is expected to commence in early 2010.  Immunosyn intends to vigorously defend against the allegations contained in the complaint which it believes to be untrue and without merit.

Note 7- SUBSEQUENT EVENTS

On December 19, 2007, a shareholder of Immunosyn, Leon S. Segen, commenced an action in the Southern District of New York derivatively on behalf of Immunosyn to recover alleged short-swing profits from several alleged statutory insiders of Immunosyn, including Immunosyn officer and director Douglas A. McClain Jr. The action included Immunosyn as a nominal defendant only and did not allege any claims of liability against Immunosyn.  On December 4, 2009, the parties entered into a settlement agreement, which was approved by the court on December 15, 2009, pursuant to which the defendants agreed to pay Immunosyn the sum of $475,000 consisting of a cash payment of $75,000 (for legal fees for plaintiff’s counsel) and the forgiveness of $400,000 of indebtedness of Immunosyn to defendant Argyll Equities and to retire 2,950,000 shares of Immunosyn common stock held by defendant Argyll Equities to the treasury of Immunosyn. Argyll Equities reduced the outstanding Advances from Affiliates which Immunosyn owes to Argyll Equities by $400,000 effective as of December 4, 2009. Argyll Equities paid $75,000 on Immunosyn’s behalf for legal fees for plaintiff’s counsel. On December 11, 2009, Argyll Equities effectively retired 2,950,000 shares of common stock held by it to Immunosyn’s treasury.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Overview

Immunosyn is a development stage company that was formed in August 2006 and is headquartered in San Diego, California.  In September 2006, it executed an exclusive license agreement with an affiliated company, Argyll Biotechnologies, LLC (“Argyll Biotech”), in exchange for 147,000,000 shares of its Common Stock or approximately 54% of the outstanding shares of the Company’s Common Stock.  The license agreement was amended and restated in October 2007.  Pursuant to the terms of the license agreement, as amended, the Company has an exclusive worldwide license to market, distribute and sell a biopharmaceutical drug product, currently referred to as SF-1019, for multiple uses including the treatment of a variety of diseases, subject to the receipt of appropriate regulatory approval in each jurisdiction where SF-1019 will be marketed.  Under the terms of its exclusive license, Immunosyn also has a right of first offer to extend its exclusive license to include variants of SF-1019 that may be approved by various regulatory authorities for treatment of other diseases and pathologies.  Argyll Biotech is responsible for all research and product development, clinical testing, regulatory approvals, production and product support.  In accordance with the amended license agreement, the parties agreed that the cost of SF-1019 to the Company will be 40% of the gross sales price of SF-1019 as sold to a third party customer by the Company.

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

Results of Operations

To date, the Company has had no revenue and limited operations.  During the nine months ended September 30, 2009 and since inception, Immunosyn has been unable to generate cash flows sufficient to support its operations and has been dependent on advances from its affiliates.  In addition to negative cash flow from operations, Immunosyn has experienced recurring net losses, and has a negative working capital.  During the nine months ended September 30, 2009, the Company had a net loss of $734,629 and a loss of $189,687 for the three months ended September 30, 2009, an accumulated deficit of $2,669,568 and a working capital deficit of $1,883,712.  See Note 2 of Notes to Unaudited Financial Statements for our going concern.

Currently, an affiliated company provides general support services to the Company, without charge.  In addition, since inception, Immunosyn has borrowed $1,020,542 from Argyll Equities, LLC and Argyll Biotech who together own approximately 60% of Immunosyn’s Common Stock, including $135,437 which was borrowed during the nine months ended September 30, 2009.  Interest expense in the amount of $54,483 was imputed on the aggregate advances using an interest rate of 7.5% for the nine months ended September 30, 2009 and is included in additional paid-in capital.  These advances are unsecured and will be repaid on demand.  In October 2007, the Company hired a Chief Executive Officer.  The Company has advances from the CEO in the amount of $8,559 as well which are due and payable on demand.  These advances are unsecured and carry no interest rate.  The Company has accrued for an additional $40,500 in compensation to Mr. Ferrone.  The Company’s funds have not been sufficient to cover its expenses resulting in a net loss, an accumulated deficit and a working capital deficit.  See Note 3 of Notes to Unaudited Financial Statements.

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

The Company believes that significant funding will be required to provide adequate sources of working capital during that period.  There can be no assurance that the Company will be able to raise any or all the capital required for its operations.  See Note 2 to Unaudited Financial Statements.  Failure to obtain future financing will require the Company to delay or substantially curtail its operations or close its business, resulting in a material adverse effect on the Company and its shareholders.

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

The Private Securities Litigation Reform Act of 1995 provides a safe harbor for forward-looking statements. In order to comply with the terms of the safe harbor, the Company cautions readers that a variety of factors could cause the Company’s actual results to differ materially from the anticipated results or other expectations expressed in the Company’s forward-looking statements. These risks and uncertainties, many of which are beyond the Company’s control, include, but are not limited to: (i) the Company’s ability to raise financing to fund its development and allow it to continue as a going concern; (ii) the effects of the economy on the Company’s ability to find and maintain financing options and liquidity; (iii) general economic conditions, both domestic and international; (iv) Argyll Biotech’s ability to complete development of SF-1019 and other products it may acquire or develop and license to the Company; (v) Argyll Biotech’s ability to obtain FDA and/or other regulatory approvals for SF-1019 and other products it may acquire or develop and license to the Company; (vi) competition from existing pharmaceutical, chemical and biotech companies and other participants in the drug and related markets; (vii) legal developments affecting the litigation experience of the Company including the results of any subpoenas issued to the Company or its affiliates by the SEC and any pending lawsuits involving the Company; (viii) the effectiveness of the Company’s efforts to hire qualified personnel; (ix) changes in regulatory requirements which could affect the cost and method of doing business; (x) the Company’s ability to achieve its business plan; (xi) corporate governance issues; (xii) credit, operations, legal and regulatory risks; (xiii) risks related to foreign operations; and (xiv) risks related to disclosure controls and/or internal controls or the lack thereof. There can be no assurance that the Company has correctly or completely identified and assessed all of the factors affecting the Company’s business. The Company does not undertake any obligation to publicly update or revise any forward-looking statements. See also Item 1A – Risk Factors in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008.

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

Pursuant to a subpoena dated January 20, 2006 issued by the Securities and Exchange Commission to an affiliate of Argyll Biotech in proceedings captioned In the Matter of Directors Financial Group, Ltd. and In The Matter of Prime Bank Securities, and pursuant to subpoenas issued by the SEC to affiliates of Argyll Biotech on March 30, 2006 and to Immunosyn on December 15, 2006 in a proceeding captioned In The Matter of The Argyll Group, LLC, Immunosyn and its affiliates have been asked to produce all documents concerning a wide variety of topics including many related directly to Immunosyn. Immunosyn and Argyll Biotech’s affiliates actively cooperated with the SEC and produced documents responsive to these subpoenas, completing their responses in early August 2007.  The Directors Financial Group matter was resolved in June 2006 through a settlement between the SEC and the parties to the proceeding, and, accordingly, Immunosyn will not be required to respond further to that subpoena.  Immunosyn had had no further communication with the SEC regarding the remaining subpoenas since January 2007 until March 2009.  On or about March 17, 2009, representatives of both Immunosyn and Argyll Biotech became aware that they had received additional subpoenas from the SEC on or about March 6, 2009 (the “March 2009 Subpoenas”).  In addition, on or about June 4, 2009, Immunosyn directors and officers, Douglas A. McClain, Jr. and Stephen Ferrone, received subpoenas from the SEC (the “June 2009 Subpoenas”) as did James T. Miceli, a director and officer of Argyll Biotech, and Douglas A. McClain, Sr.  Immunosyn and Argyll Biotech subsequently learned from the SEC that the March 2009 Subpoenas and the June 2009 Subpoenas would be treated as voluntary requests.   On or about September 11, 2009, Immunosyn and Immunosyn directors and officers, Douglas A. McClain, Jr. and Stephen Ferrone, received additional subpoenas from the SEC as did James T. Miceli, a director and officer of Argyll Biotech, and Douglas A. McClain, Sr.

On August 25, 2009, a complaint was filed by Myron W. Wentz, a shareholder of the Company, in the United States District Court for the Southern District of California that names as defendants Argyll Biotech, Immunosyn and Does 1-10.  The complaint alleges, among other things, that Argyll Biotech breached its contract with the plaintiff and that Immunosyn tortiously interfered with Argyll Biotech’s contract with the plaintiff.  The complaint seeks damages in the amount of $1,948,000 plus pre- and post-judgment interest; consequential damages and attorneys fees in an amount to be proven at trial against Argyll Biotech for breach of contract; an order compelling Argyll Biotech to provide 14,984,615 shares of common stock of the Company to Dr. Wentz; and attorneys fees in an amount to be proven at trial. The parties, including Immunosyn, have not filed an answer to the complaint and the time to do so has officially passed. The defendants are seeking a settlement with the plaintiff although there can be no assurance that they will be able to successfully settle the matter.  It is possible that the plaintiff will seek to obtain a default judgment against the defendants.

On August 24, 2009, a complaint was filed by Denise Campbell on behalf of a putative class in the United States District Court for the Southern District of Texas that names as defendants Immunosyn, Argyll Biotech, James T. Miceli, Douglas A. McClain, Jr., Frank Morales, Argyll Equities, LLC, Stephen Ferrone and Douglass A. McClain, Sr.  The complaint alleges, among other things, that the defendants have made false and/or misleading statements concerning Immunosyn and SF-1019 in filings with the SEC in violation of the Securities Exchange Act of 1934, as amended, including Section 10b-5 thereof, including, without limitation, that the Food & Drug Administration had not approved SF-1019 for human injection, that SF-1019 had not received compassionate waiver status, that SF-1019 was on clinical hold, that SF-1019 had negative results in certain safety studies, that SF-1019 was being sold by the defendants outside of the exclusive license held by Immunosyn and that Alan Osmond was being paid to promote SF-1019; defendants have committed fraud in their SEC disclosures and on their websites; defendants have engaged in civil conspiracy; defendants have been unjustly enriched through the sale of Immunosyn stock; and James T. Miceli, Douglas McClain, Sr. and Douglas McClain Jr. have committed RICO violations and conspired to violate RICO.  The complaint seeks damages in an amount to be proven at trial, plus interest, costs and attorneys fees. The parties, including Immunosyn, answered the complaint on October 16, 2009.  An initial pretrial conference is expected to be held in December 2009 and discovery is expected to commence in early 2010.  Immunosyn intends to vigorously defend against the allegations contained in the complaint which it believes to be untrue and without merit.

On December 19, 2007, a shareholder of Immunosyn, Leon S. Segen, commenced an action in the Southern District of New York derivatively on behalf of Immunosyn to recover alleged short-swing profits from several alleged statutory insiders of Immunosyn, including Immunosyn officer and director Douglas A. McClain Jr. The action includes Immunosyn as a nominal defendant only and does not allege any claims of liability against Immunosyn.  On December 4, 2009, the parties entered into a settlement agreement, which was approved by the court on December 15, 2009, pursuant to which the defendants agreed to pay Immunosyn the sum of $475,000 consisting of a cash payment of $75,000 (for legal fees for plaintiff’s counsel) and the forgiveness of $400,000 of indebtedness of Immunosyn to defendant Argyll Equities and to retire 2,950,000 shares of Immunosyn common stock held by defendant Argyll Equities to the treasury of Immunosyn.  See Note 7 to unaudited financial statements.

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

On or about July 27, 2006, Daval filed suit in the High Court of Justice, Chancery Division in London, England against Argyll Biotech and five of Argyll Biotech’s research scientists and others, including Douglas McClain, Sr., seeking an injunction and damages or an account of profits based on allegations of breach by the scientists and Mr. McClain of confidentiality agreements with Daval, breaches by such persons of their fiduciary duties and conspiracy by Argyll Biotech and certain of its shareholders to wrongfully disclose and use Daval’s alleged trade secrets.  These proceedings do not allege infringement of any Daval patent whether by Argyll Biotech or any of the other defendants.  Argyll Biotech has filed its defenses and continues to investigate the merits of the suit and the basis of its defenses including, among other grounds, that one of the active ingredients in SF-1019 disclosed in Argyll Biotech’s 603 Application is based on independent research by Argyll Biotech’s research scientists, and the method of producing SF-1019 is materially different from Daval’s process. The action had been listed for trial in the UK in January 2009 but, in December 2008, the High Court in London ordered that the trial be rescheduled for a later date, likely to be during 2010. Immunosyn is not involved in this litigation.

Item 1A.	Risk Factors.

During the nine months ended September 30, 2009, there were no material changes to the information contained in Part I, Item 1A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2008, but see “CAUTIONARY STATEMENTS REGARDING FORWARD-LOOKING INFORMATION” in Part I, Item 2, above.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

(A) and (B)  During the nine months ended September 30, 2009, The Blaine Group (TBG) earned 121,636 shares of restricted common stock of the Company valued at $13,500 (and having a per share value of approximately $0.111 on the due date) pursuant to a contract entered into on October 12, 2007 for TBG to provide financial relations and investor relations services to the Company.  Immunosyn agreed to pay TBG $10,000 as a monthly retainer fee.  $8,500 of this retainer is payable in cash and $1,500 in restricted stock to be valued at the current market value on the date of issue.  See Notes 4 and 6 to Unaudited Financial Statements.

These shares would be issued pursuant to the exemption provided by Section 4(2) of the Securities Act of 1933 as a transaction by an issuer not involving any public offering.

As previously disclosed, pursuant to a contract entered into on September 29, 2008 for Bear Creek Advisors to provide consulting services to Immunosyn, Bear Creek earned 10,000 restricted share of Immunosyn common stock in the nine months ended September 30, 2009 valued at $1,850.  See Note 4 to Unaudited Financial Statements.

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

As previously reported, in November 2008, a physician submitted a physician-sponsored Investigational New Drug (IND) application to the US Food & Drug Administration (“FDA”) for a Phase II clinical trial for the treatment of Multiple Sclerosis with SF-1019. In mid-September 2009, an officer of Immunosyn learned from a third party that the FDA had previously notified the physician-sponsor that his proposed study was on full clinical hold and could not be initiated.  The officer further learned that this full clinical hold listed approximately nine specific clinical hold deficiencies, one of which is related to Argyll Biotech’s need to complete full animal toxicity studies of SF-1019 as described in FDA guidelines, and the information needed to resolve the deficiencies.

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

Dated:  December 16, 2009

IMMUNOSYN CORPORATION

By:	/s/ Douglas A. McClain, Jr.
Douglas A. McClain, Jr. Chief Financial and Accounting Officer