Form 10-K/A
period 2008-12-31
IMMUNOSYN CORP
filed 2010-03-31
CIK 1375623

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K/A2
(Amendment No. 2)

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

DOCUMENTS INCORPORATED BY REFERENCE

The following documents of the Issuer are incorporated by reference in this Report: NONE

EXPLANATORY NOTE

    This Amendment No. 2 to Annual Report on Form 10-K is being filed to amend and restate the information in Exhibits 31.1 and 31.2 of the original Annual Report on Form 10-K filed with the US Securities and Exchange Commission on March 16, 2009 which inadvertently omitted certain language regarding internal control over financial reporting therein.

PART IV

Item 15.	Exhibits and Financial Statement Schedules.

3.	Exhibits

The following exhibits are filed with this Amendment No. 2 to Annual Report on Form 10-K.

Exhibit Number	Description

31.1	Certification of Stephen D. Ferrone, Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Douglas A. McClain, Jr., Chief Financial and Accounting Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Amendment No. 2 to report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:  March 30, 2010

IMMUNOSYN CORPORATION

By:	/s/ Douglas A. McClain, Jr.
Douglas A. McClain, Jr. Chief Financial and Accounting Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Amendment No. 2 to report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated:

Signature	Title	Date

/s/ Stephen D. Ferrone	President, Chief Executive Officer, Director (Principal Executive Officer)	March 30, 2010
Stephen D. Ferrone

/s/ Douglas A. McClain, Jr.	Chief Financial and Accounting Officer, Director (Principal Financial	March 30, 2010
Douglas A. McClain, Jr.	and Accounting Officer)

5