Form 10-Q/A
period 2009-03-31
IMMUNOSYN CORP
filed 2010-03-31
CIK 1375623

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q/A1
(Amendment No. 1)

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

  EXPLANATORY NOTE

    This Amendment No. 1 to Quarterly Report on Form 10-Q is being filed to amend and restate the information in Exhibits 31.1 and 31.2 of the original Quarterly Report on Form 10-Q filed with the US Securities and Exchange Commission on May 18, 2009 which inadvertently omitted certain language regarding internal control over financial reporting therein.

PART II
OTHER INFORMATION

Item 6.        Exhibits.

The following exhibits are filed with this Amendment No. 1 to Quarterly Report on Form 10-Q.

Exhibit Number	Description

31.1*	Certification of Stephen D. Ferrone, Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Douglas A. McClain, Jr., Chief Financial and Accounting Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
____________________________

*	Filed Herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Amendment No. 1 to Quarterly Report on Form 10-Q to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:  March 30, 2010
IMMUNOSYN CORPORATION

By:	/s/ Douglas A. McClain, Jr.
Douglas A. McClain, Jr. Chief Financial and Accounting Officer

3