Form 10-Q/A
period 2009-06-30
IMMUNOSYN CORP
filed 2010-03-31
CIK 1375623

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

  EXPLANATORY NOTE

    This Amendment No. 1 to Quarterly Report on Form 10-Q is being filed to amend and restate the information in Exhibits 31.1 and 31.2 of the original Quarterly Report on Form 10-Q filed with the US Securities and Exchange Commission on August 17, 2009 which inadvertently omitted certain language regarding internal control over financial reporting therein.

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