Form 10-K
period 2009-12-31
IMMUNOSYN CORP
filed 2010-04-16
CIK 1375623

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2009

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____ to _____

Commissions file number 005-82677

IMMUNOSYN CORPORATION
(Exact Name of Registrant as Specified in its Charter)
Delaware	20-5322896
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

10815 Rancho Bernardo Road, Suite 101, San Diego, CA 92127	92127
(Address of Principal Executive Offices)	(Zip Code)

(888) 853-3663
(Registrant’s Telephone Number, Including Area Code)

Securities registered pursuant to Section 12(b) of the Act:  None

Securities registered pursuant to Section 12(g) of the Act:  Common Stock (Title of Class)

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the past 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒ No ☐

Indicate by check mark whether the registrant (1) has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).      ☐ Yes     ☐ No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant’s knowledge, in definitive proxy or information statements  incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.          ☐ Yes     ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.  (Check one):

Large Accelerated Filer ☐	Accelerated Filer ☐	Non-Accelerated Filer ☒	Smaller reporting Company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐ No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of June 30, 2009 was approximately $26,640,218.

As of March 30, 2010, the Company had 267,552,719 shares of Common Stock issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

The following documents of the Issuer are incorporated by reference in this Report: NONE

 CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION

This report includes “forward-looking statements” within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act.  All statements, other than statements of historical facts included in this report, regarding the Company’s financial position, business strategy, plans and objectives are forward-looking statements.  Although the Company believes that the expectations reflected in the forward-looking statements and the assumptions upon which such forward-looking statements are based are reasonable, it can give no assurance that such expectations and assumptions will prove to have been correct.

In addition, from time to time in the future, the Company may publish “forward-looking statements” within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act or make oral statements that constitute forward-looking statements. These forward-looking statements may relate to such matters as anticipated financial performance, future revenues or earnings, business prospects, projected ventures, new products, anticipated market performance, and similar matters.

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

About Immunosyn Corporation; Background and History

Immunosyn Corporation (“Immunosyn” or the “Company”) is a Delaware corporation headquartered in San Diego, California that owns an exclusive worldwide license to market, distribute and sell a biopharmaceutical drug product, currently referred to as SF-1019, for multiple uses including the treatment of any and all diseases and pathological conditions, subject to receipt of appropriate regulatory approval in each jurisdiction where SF-1019 will be marketed none of which has been applied for or received.  Under the terms of its exclusive license, the Company is further granted the rights to any improvement of SF-1019 and other compounds which are developed under the same technology platform and which are chemically similar to SF-1019.  The Company is in the development stage and, to date, has no revenues from SF-1019 or otherwise.  The Company faces a number of challenges which are discussed under the caption “Risk Factors.”

The exclusive license for SF-1019 has been granted to Immunosyn by Argyll Biotechnologies, LLC (“Argyll Biotech”).  Argyll Biotech is a closely-held Delaware limited liability company headquartered in San Diego, California that owns and controls worldwide rights to SF-1019.  SF-1019 has not been approved for human use in any jurisdiction nor has any such approval yet been sought.  In order to gain eventual regulatory approval for SF-1019’s use, Argyll Biotech will need to conduct clinical trials, develop manufacturing protocols and apply for regulatory approvals.  Through a series of private investments, Argyll Biotech and its affiliates and other persons have provided the funding to bring SF-1019 from its inception to preliminary experimental research.  Subject to availability of funds, Argyll Biotech intends to manage and fund the process for additional research, product development, clinical testing, regulatory approval, production and product support of SF-1019.  SF-1019 is the first such product that Argyll Biotech hopes to bring into the marketplace through these efforts.  Argyll Biotech received 147,000,000 shares of Common Stock of the Company for its license fee and is the Company’s largest shareholder

Immunosyn’s primary asset is its exclusive worldwide license from Argyll Biotech to market, distribute and sell SF-1019.  The Company also has the right of first offer to enter into additional license agreements for uses of other compounds which are not already covered under the existing license agreement.  Argyll Biotech has retained Professors Jonathan Heeney, Professor of Comparative Pathology at University of Cambridge, England, and Angus Dalgleish, Chair of Oncology, Gastroenterology and Endocrinology at St. George’s Hospital Medical School, London, England, who are both well known anti-viral researchers and immuno-pathology specialists, as its principal scientific advisors.  We believe that the combined experience of all of Argyll Biotech’s scientific advisory board members should provide substantial guidance toward accomplishing necessary research and development and testing and applying for and achieving regulatory approval of SF-1019 for marketing, distribution and sale to the target market.

SF-1019 is an experimental extract from caprine (goat) serum which we believe contains a number of unique peptides or lipopeptide molecules.  Argyll Biotech’s consultants first identified the precursor to SF-1019 in the mid-1990’s, which they believed to be an effective booster and modulator of an individual’s immune system.  Subsequent research by such consultants revealed that the precursor to SF-1019 had potential efficacy in the regulation and normalization of an individual’s immune system response to multiple viral pathologies, including Human Immunodeficiency Virus (“HIV”).  The Company believes that Argyll Biotech currently intends to develop SF-1019 for treatment of diabetic ulcers (DU) first and then other diseases such as Chronic Inflammatory Demyelinating Polyneuropathy (“CIDP”) and Immunosyn will be responsible for commercializing SF-1019 when and if approval for such treatments are procured.

Argyll Biotech is responsible for all research and product development, clinical testing, regulatory approvals, production and product support.  Argyll Biotech will need to conduct toxicology studies and possibly other studies and then apply for and commence clinical trials and studies of SF-1019 and prepare and thereafter submit all filings required for regulatory approval of that product for treatment of various diseases including DU) and CIDP, both in the United States and in other countries in Europe that are targeted for distribution and sale of the product.  There can be no assurance that Argyll Biotech will ever engage in clinical trials, or that any such trials will be successful, or that it will apply for regulatory approval, or that any such approval will be granted.  The Company believes that a limited feasibility pre-clinical study of SF-1019 was conducted on behalf of Argyll Biotech in the U.S. for treatment of CIDP, other neurological diseases and for the treatment of pain in 2007.  In late 2007 and early 2008, the Company believes a proof of concept trial was initiated on behalf of Argyll Biotech in Europe for the treatment of DU but not completed.

Immunosyn’s exclusive license agreement with Argyll Biotech shall remain in full force and effect for the later of 10 years from the date when SF-1019 is first commercially sold or the date when patent coverage, if any, for SF-1019 expires, which in most jurisdictions is generally for twenty (20) years from the date of filing.  Argyll Biotech has no issued patents specifically for SF-1019.  Either party may terminate the agreement only on account of an uncured material breach by the other party.  Immunosyn may terminate the agreement if a non-rebuttable regulatory or patient safety issue is raised.  Any fees paid prior to termination are non-refundable.

Immunosyn is a development stage company that was incorporated in August 2006 in order to work as Argyll Biotech’s sales, marketing and distribution channel for SF-1019.  Although Immunosyn cannot guarantee that Argyll Biotech will successfully undertake and conclude necessary development of and regulatory approval for SF-1019, Immunosyn is hopeful that its initial product offering based on SF-1019 will be an effective and affordable treatment for the maintenance and enhancement of the quality of life for patients suffering from DU and CIDP and other diseases.

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

Diabetes mellitus refers to a family of diseases featuring high glucose levels caused by the body’s inability to produce and/or utilize insulin.  According to National Diabetes Education Program, the July 2008 estimate of prevalence or total number of cases of diabetes in adults in the U.S. is 23.6 million, or 7.8 percent of the U.S. population, including 5.7 million undiagnosed cases.  According to the same source, it is estimated that an additional 1.6 million adults are diagnosed with diabetes each year.  See http://www.ndep.nih.gov/diabetes/pubs/FS_GenSnapshot.pdf .

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

According to Diabetes Atlas, fourth edition © International Diabetes Federation (“IDF”), 2009 and http://www.idf.org/about_diabetes,   globally, an approximated 285 million people have diabetes mellitus with the total expected to rise to 438 million within 20 years.  According to Diabetes Atlas, third edition © International Diabetes Federation, 2006 an estimated 50% of people who have diabetes mellitus have diabetic neuropathy (DN) and one in six who have DN will develop a foot ulcer.  According to the IDF website, diabetes is the most common cause of amputation that is not the result of an accident and people with diabetes are 15 to 40 times more likely to require lower-limb amputation compared to the general population.

We believe that SF-1019 may be a new category of drug that may be characterized as an “Immunomodulator.”  We believe that many disease pathologies that affect individuals are the result of an over-active immune system.  Specifically, when a viral agent begins to adversely affect an individual’s cells, the immune system frequently becomes overactive, which destroys the viral agent but also injures surrounding healthy cell structures.  We believe other disease pathologies suppress an individual’s immune system, which allows other diseases and agents to kill healthy cells.  Although research is not complete, we believe that SF-1019 may regulate an individual’s immune system to prevent it from both over-reacting and under-reacting to a viral invasion of an individual’s body systems.

We believe that SF-1019 contains a number of unique peptide or lipopeptide molecules which may neutralize viral pathogens and their inhibitory properties by activation of a cytokine system.  This, in turn, may enhance an individual’s cell mediated immunity and augment the individual’s humoral immune system possibly by eliminating negative inhibitory cytokine factors and pathogenic free-floating organisms, while simultaneously sparing normal and healthy cells, although research is not complete.

Argyll Biotech’s core objective is the continued development of SF-1019 and its cognates and variants for treatment of multiple medical conditions.  Rather than detract from its core proficiency, Argyll Biotech’s founders and its scientific advisory team elected to license the marketing, distribution and sale of SF-1019 and other products to another entity, whose strategy would be to target key markets and demographics for treatment with SF-1019 and its cognates and variants.  The exclusive license agreement between Argyll Biotech, as the licensor, and Immunosyn, as the licensee, is a result of that decision.

The Argyll Biotech License Agreement

The Company is in the development stage and has only engaged in organizational and fundraising activities to date.  Its principal asset is the exclusive worldwide license with Argyll Biotech.  The Company intends to develop its operations so that it is in a position to market, distribute and sell SF-1019 if and when appropriate regulatory approvals, if any, are received by Argyll Biotech for SF-1019.  The key terms of the exclusive license agreement with Argyll Biotech are as follows:

Grant of Rights

Argyll Biotech has granted Immunosyn the exclusive worldwide right to market, sell, distribute and promote SF-1019 in its current form for multiple uses including the treatment of any and all diseases and pathological conditions, including CIDP, DN and DU.  Argyll Biotech has also agreed to license any trademarks that it may obtain to Immunosyn.  Immunosyn is further granted the rights to any improvement of SF-1019 and other compounds, which are developed using the same technology platform and which are chemically similar to SF-1019.  Finally, during the first five years of the term of the exclusive license agreement, Immunosyn has a right to enter into partnering arrangements with Argyll Biotech for development of other novel drug treatment products, if any.

Development and Regulatory Matters

Argyll Biotech needs to complete development, conduct full toxicology studies and undertake clinical trials of SF-1019 in the United States and/or in selected other countries around the world and, in connection therewith, to prepare and submit filings necessary to conduct clinical trials for the targeted diseases in those countries that are targeted for distribution and sale of SF-1019.  Pursuant to the license agreement, Argyll Biotech is required to provide periodic reports to Immunosyn documenting its efforts toward procuring regulatory approval of SF-1019.  Argyll Biotech will remain responsible for preparation and implementation of full toxicology studies, clinical trials including trial protocols and regulatory activities, and for costs associated with those activities.

Distribution and Promotion

Immunosyn will assume responsibility for the promotion and sale of SF-1019 for its approved uses if and when approvals are obtained.  To accomplish this, Immunosyn expects to establish a sales force and an order processing and distribution network for each country in which Argyll Biotech receives appropriate regulatory approval for the sale of SF-1019.  Immunosyn will also develop marketing plans for sales and distribution of SF-1019 in each such country, although Argyll Biotech will retain a right to participate in all marketing and promotion activities.  Each party is responsible for its own costs associated with these activities.

License Fees

Immunosyn issued 147,000,000 shares of its Common Stock to Argyll Biotech in 2006 which Argyll Biotech has sold or expects to sell to raise funds for product development and regulatory approval for SF-1019 and other uses.  The license fee was earned when paid and there are no restrictions on the release or use of the proceeds received by Argyll Biotech from the sale of Immunosyn’s shares, and these proceeds may be used at Argyll Biotech’s sole discretion for any purpose.  No refund will be owed by Argyll Biotech in the event the cost of development and regulatory approval is substantially less than the fee, nor are there any penalties owed by Argyll Biotech if it fails to complete product development or obtain regulatory approval for the distribution of SF-1019.

Payments and Reports

Argyll Biotech is not obligated to provide to Immunosyn an accounting for its use of license proceeds, nor does Immunosyn have any audit rights to inspect Argyll Biotech’s use of the license proceeds.

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

Intellectual Property Ownership

Argyll Biotech retains ownership of its intellectual property either through assignment or exclusive license and, under the exclusive license agreement with Immunosyn, ownership of all intellectual property jointly-developed by the parties.  Argyll Biotech has no issued patents specifically on SF-1019.  Argyll Biotech will take reasonable and necessary steps to protect its intellectual property from third-party infringement, and will defend Immunosyn against charges of infringement that refer, relate or pertain to Immunosyn’s marketing, sale and distribution of SF-1019.

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

Term and Termination

The exclusive worldwide license agreement provides that, unless sooner terminated, it is to remain in full force and effect for the later of 10 years from the date when SF-1019 is first commercially sold or the date when patent coverage, if any, for SF-1019 expires in any country, which in most jurisdictions is twenty (20) years from the date of filing of a patent application on a country-by-country basis.  Argyll Biotech has no issued patents specifically for SF-1019.  Either party may terminate the agreement only on account of an uncured material breach by the other party.  Immunosyn may terminate the agreement if a non-rebuttable regulatory or patient safety issue is raised, in which event all remaining license fee obligations will immediately be cancelled.

Restatement

    In March 2010, after reconsidering ASC 350-20, “Goodwill and Other Intangible Assets” and paragraph 11c of  ASC , the Company determined it was appropriate to write off of the intangible asset at inception of the agreement as the license had no alternative future use and was therefore research and development expense at the date it was acquired. See Note 3 to audited financial statements.

Government Regulations

The United States Federal Food and Drug Administration (the “FDA”) and comparable regulatory agencies in foreign countries, as well as drug regulators in state and local jurisdictions, impose substantial requirements upon clinical development, manufacture and marketing of pharmaceutical products.  These agencies and other federal, state and local entities regulate research and development activities and the human testing, manufacture, quality control, storage, records and reports, conditions of approval and marketing, including claims, labeling, and advertising and promotion of products such as Argyll Biotech’s SF-1019, as well as any other products that either Argyll Biotech or Immunosyn may independently develop or may otherwise license for marketing and distribution.

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

The testing and approval process requires substantial time and funds.  Preclinical tests include laboratory evaluation of the product candidate, its chemistry, formulation and stability, as well as animal studies to assess the potential safety and efficacy of the product candidate.  Certain preclinical tests must be conducted in compliance with good laboratory practice regulations.  Failure to conduct preclinical studies not in accord with good laboratory practice regulations can, in some circumstances, lead the FDA to require such studies to be replicated.  Often, long-term preclinical studies required for NDA approval are conducted while clinical studies are ongoing.

Argyll Biotech must submit the results of preclinical tests, together with manufacturing information and analytical data, full toxicology studies and a complete clinical investigational plan, to the FDA as part of an IND, which must become effective before any clinical trials can begin in the United States.  The Company believes that a limited feasibility pre-clinical study of SF-1019 was conducted on behalf of Argyll Biotech in the U.S. for treatment of CIDP, other neurological diseases and for the treatment of pain in 2007.  In late 2007 and early 2008, the Company believes a proof of concept trial was initiated on behalf of Argyll Biotech in Europe for the treatment of DU but not completed.  Analogous requirements are in place in the countries of the European Union and in the United Kingdom, where Argyll Biotech also must prepare to conduct preclinical and clinical studies.  If the FDA or its foreign equivalent raises questions about an IND within a certain period of time after its submission, that regulatory body may impose a clinical hold, thereby delaying the initiation of the study.  In such a case, the IND sponsor and the regulatory authority must resolve any outstanding scientific questions before clinical trials can begin.  All clinical trials must be conducted under the supervision of a qualified investigator in accordance with good clinical practice regulations for the protection of human subjects.  These regulations include the requirement that all subjects be provided with adequate information for informed consent.  Further, an independent Institutional Review Board (“IRB”) must review and approve any clinical investigational plan prior to study initiation.  The IRB also continues to monitor the study and must be kept aware of the study’s progress, particularly as to adverse events and changes in the research program.  Certain adverse events that may occur in an on-going clinical trial must be reported promptly to the FDA and progress reports detailing the status and results of the clinical trials, and any new information of which the sponsor becomes aware, must be submitted at least annually to the FDA or its foreign equivalent.

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

Prior to clinical trials which have not yet started, Argyll Biotech must develop information about the chemistry and physical characteristics of SF-1019, conduct full toxicology studies and finalize a process for manufacturing this product in accordance with current good manufacturing practice (“cGMP”) requirements acceptable to the FDA and regulatory agencies of other countries in which it intends to apply for approvals to market the product.  The manufacturing process must be capable of consistently producing quality batches of SF-1019 and Argyll Biotech must develop validated methods for testing the identity, quality, purity and potency of the drug candidate.  Additionally, appropriate packaging must be selected and tested and chemistry stability studies must be conducted to demonstrate that the SF-1019 product does not undergo unacceptable deterioration over its shelf life.

In the fall of 2006, Argyll Biotech and a physician together submitted a confidential Investigational New Drug Application (IND) to the FDA for a proposed Phase III Clinical Trial of SF-1019 for the therapy of autoimmune/inflammatory conditions of the nervous system.  In 2007, Argyll Biotech learned that such proposed trial was put on clinical hold by the FDA.

In July 2008, the Company announced that it was negotiating an exclusive license agreement for the administration and distribution of SF-1019 in the State of Utah with a third party and in August 2008, it announced that Argyll Biotech had received approval for limited marketing and distribution of SF-1019 in Malaysia. In August 2008, the Company announced that it had elected to delay pursuit of agreements for the administration and distribution of SF-1019 in the State of Utah.  In addition, Argyll Biotech subsequently elected to delay the pursuit of agreements for the marketing and distribution of SF-1019 to populations in Malaysia.

In November 2008, a physician submitted a physician-sponsored IND application to the FDA for a Phase II clinical trial for Multiple Sclerosis utilizing SF-1019.  In mid-September 2009, an officer of the Company learned from a third party that the FDA had previously notified the physician-sponsor that his proposed study was on full clinical hold and could not be initiated.  The officer further learned that this full clinical hold listed approximately 9 specific deficiencies, one of which is related to Argyll Biotech’s need to complete full animal toxicology studies of SF-1019 as described in FDA guidelines, and the information needed to resolve the identified deficiencies.

Prior to undertaking clinical trials, general animal toxicology studies using SF-1019 will need to be conducted by Argyll Biotech in two species for duration of the same or longer than the proposed treatment for humans.  If treatment for DU is estimated to last between 4 to 6 weeks in humans, then the general animal toxicology studies using SF-1019 will be required to last at least that long prior to undertaking clinical trials for DU. If treatment is estimated to last much longer, perhaps even years, for CIDP, toxicology studies utilizing SF-1019 lasting substantially longer than what would be required for DU will be required prior to beginning clinical trials for treatment of CIDP.  Conducting toxicology studies is an extensive and expensive process and Argyll Biotech cannot be certain of the outcome therefrom.  Argyll Biotech has informed the Company that it expects to use a reputable laboratory, university or consultant to undertake toxicology studies utilizing SF-1019.

We understand that Argyll Biotech needs to complete and then submit the results of SF-1019 product development, pre-clinical studies and clinical studies to the FDA or its foreign equivalent as part of an NDA for approval of the marketing and commercial shipment of the product.  The appropriate regulatory authority will review each NDA submitted and may request additional information, rather than accept the NDA for filing.  In this event, the application must be resubmitted with such additional information.  The resubmitted application is also subject to review before the regulatory body accepts it for filing.  Once the NDA is accepted, the regulatory agency begins an in-depth review of the NDA.  Regulatory agencies have substantial discretion in the approval process and may disagree with Argyll Biotech’s interpretation of the data submitted in the NDA.  The review process may be significantly extended by the regulatory agency’s requests for additional information or clarification regarding information already provided.  Also, as part of the review, the regulatory agency may refer the application to an appropriate advisory committee, typically a panel of clinicians, for review, evaluation and a recommendation.  Manufacturing establishments also are often subject to inspections prior to NDA approval to assure compliance with GMPs and with manufacturing commitments made in relevant marketing applications.

In the United States, under the Prescription Drug User Fee Act (“PDUFA”), submission of an NDA with clinical data requires payment of a user fee.  For fiscal year 2010, that fee is $1,405,500 for applications requiring clinical data.  Similar fees and requirements are in place in foreign jurisdictions.  The relevant regulatory agencies assign time goals for reviewing NDAs prior to issuing a “complete response” in which an NDA may be approved, or denied if the regulatory agency’s criteria are not satisfied, or require additional clinical data.  Even if these data are submitted, the regulatory agency may ultimately decide that the NDA does not satisfy the criteria for approval.  If the regulatory agency approves the NDA, the product becomes available for physicians to prescribe, but even after approval, a regulatory agency may later decide to withdraw product approval if compliance with regulatory standards is not maintained or if safety problems occur after the product reaches the market.  A regulatory agency may also require post-marketing studies, known as Phase IV studies, as a condition to approval to develop additional information regarding the safety of a product.  In addition, a regulatory agency can require surveillance programs to monitor approved products that have been commercialized, and such agencies have the power to require changes in labeling or to prevent further marketing of a product based on the results of these post-marketing programs.

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

European Regulations

The initial preclinical studies and clinical trials of SF-1019 need to be conducted by Argyll Biotech under European auspices and jurisdiction prior to application for marketing approvals can be submitted.  Prior to any additional preclinical trials and clinical trials which have not yet started, Argyll Biotech must develop information about the chemistry and physical characteristics of SF-1019, conduct full toxicology studies and finalize a process for manufacturing this product in accordance with current good manufacturing practice (“cGMP”) requirements acceptable to the European auspices in which it intends to apply for the preclinical studies and clinical trials. The manufacturing process must be capable of consistently producing quality batches of SF-1019 and Argyll Biotech must develop validated methods for testing the identity, quality, purity and potency of the drug candidate.  Additionally, appropriate packaging must be selected and tested and chemistry stability studies must be conducted to demonstrate that the SF-1019 product does not undergo unacceptable deterioration over its shelf life.  Prior regulatory approval in order to initiate Phase I (human volunteer) studies is required in many of the European Union member states.  Following successful completion of Phase I studies, data must be submitted in a summarized format to the applicable regulatory authority in the member state in respect of applications for the conduct of later Phase II and Phase III studies.  It is expected that the first submission for clinical trial approval will be made in the United Kingdom to the Medicines and Healthcare products Regulatory Agency (MHRA) which acts on behalf of the European Medicines Agency (EMEA) to ensure uniformity amongst the member states and that the first set of clinical trials will take place under their jurisdiction, although there can be no assurance that this will be the case.  European Union regulatory authorities typically are required to raise objections within one to three months after receipt of a proposal for a study, but they often have a right to extend this review period at their discretion.  In addition, one or more independent ethics committees, which typically operate similarly to an Institutional Review Board in the United States, will review the research proposal, prior to authorizing its commencement.

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

For many products, the European Union provides a choice of a centralized or decentralized authorization route.  Under the centralized route, one marketing authorization is granted for the entire European Union, while under the decentralized route, a series of national marketing authorizations are granted.  In the centralized system, an application will be reviewed by the members of the Committee for Proprietary Medicinal Products (“CPMP”), on behalf of the European Medicines Agency (“EMEA”). The EMEA will, based upon the review of the CPMP, provide an opinion to the European Commission on the safety, quality and efficacy of the product.  The decision to grant or refuse an authorization is made by the European Commission.  In circumstances where use of the centralized route is not mandatory, the applicant can choose to use the decentralized route, in which case an application will be reviewed by each member state’s regulatory agency.  If a regulatory agency grants authorization, other member states’ regulatory agencies and authorities are asked to “mutually recognize” the authorization granted by the first member state’s regulatory agency.

Failure to comply with the terms of the license after obtaining marketing approval can, among other things, result in the suspension of regulatory approval, as well as possible civil and criminal sanctions.  The European Union will require applicants to participate in the "Yellow Card" system which enables the rapid and efficient reporting of adverse events and side effects. If any major events are reported, this may result in the license, if and when granted, being withdrawn.  Regulators have the authority if an applicant fails to comply with the license to revoke, suspend or withdraw approvals of previously-approved products and can also prevent companies and individuals from participating in the drug approval process. European Union regulators are permitted to seize products which are in breach of the license and close manufacturing plants not operating in conformity with the licensed manufacturing agreements, storage, or distribution protocols and stop the shipment of such products.

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

The abbreviated NDA process permits competitor companies to obtain marketing approval for a drug with the same active ingredient for the same uses as an innovator drug but does not require the conduct and submission of clinical studies demonstrating safety and efficacy for that product.  Instead of safety and efficacy data, a competitor could make a copy of any of Argyll Biotech’s drugs, if they are ever approved, and only submit data demonstrating that the copy is a bioequivalent to the approved SF-1019 product, which may allow the competitor to obtain marketing approval from the FDA.

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

Competition

Competition in the biotechnology industry is intense.  Potential competitors in the United States and Europe are numerous and include pharmaceutical, chemical and biotechnology companies, most of which have substantially greater capital resources, sales, marketing and distribution experience, research and development staffs and facilities than Immunosyn.  Among others, Eli Lilly & Company and Wyeth Pharmaceuticals, Inc. market antidepressants, and Pfizer, Inc. markets anticonvulsants that are prescribed for treating diabetic neuropathy.  In addition, Daval International Limited, a United Kingdom company (“Daval”), is also testing a caprine serum product, called Aimspro, for treating multiple sclerosis and other neurological disorders.  GTC Biotherapeutics, Inc., a Nasdaq company, develops, supplies and commercializes therapeutic proteins produced through transgenic animal technology.  GTC’s clot busting biotherapeutic, ATyrn ® , produced in goats, was recently approved by the FDA for the prevention of peri-operative and peri-partum thromboembolic events in hereditary antithrombin deficient patients.

Argyll Biotech may seek to limit potential sources of competition by developing products that are eligible for orphan drug designation and approval or other forms of protection.  Specifically, Argyll Biotech may target CIDP as a potential candidate for treatment with SF-1019 and may seek orphan drug status for SF-1019 in the treatment of CIDP.  Argyll Biotech needs to further develop information about the chemistry and physical characteristics of SF-1019, conduct full toxicology studies and finalize a process for manufacturing this product in accordance with current good manufacturing practice (“cGMP”) requirements acceptable to the FDA prior to applying for orphan drug designation with the FDA.  CIDP is listed by the National Organization for Rare Disorders (http://www.rarediseases.org /) as an orphan disease with less than 200,000 cases in the United States.  As far as Immunosyn is aware, the only currently approved treatment for CIDP is IVIG (intravenous gamma globulin) which we believe has a cost of $2,000-$6,000 per month depending on dosage.  The mechanism of action of IVIG is to block release of inflammatory cytokines directly and therefore therapeutic benefits received from IVIG lasts only about 1-2 weeks.

Due to their substantially greater resources, competitors may develop technologies and products to treat CIDP, DN or other diseases more rapidly than Argyll Biotech or may market them more effectively than the Company.  Competing technologies or products may be more effective than any of those that are being or will be developed by Argyll Biotech.  In addition, existing competitors enjoy the strategic advantages of existing brand recognition, marketing and distribution networks, thus enabling them to introduce new products much more rapidly than Immunosyn.

Employees

As of December 31, 2009, we had two executive officers, Mr. Stephen D. Ferrone, President and CEO, and Mr. Douglas McClain, Jr., our Chief Financial and Accounting Officer and Corporate Secretary.  Stephen D. Ferrone is currently our only full-time employee.   The Company expects to hire additional executive staff and employees, including potentially a full-time CFO, as needed.

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

Our independent auditor has expressed doubt about our ability to continue as a going concern.  Note 2 to our financial statements includes an explanatory paragraph expressing doubt about our ability to continue as a going concern.  Our ability to continue as a going concern is dependent on our ability to implement our business plan, raise capital and generate revenues.  Since inception, we have borrowed $1,069,129 of which $668,834 is owed as of December 31, 2009, from Argyll Equities, LLC and Argyll Biotech who together own approximately 59% of Immunosyn’s Common Stock.  These advances are unsecured and are to be repaid on demand.  In addition, the Company had accounts payable and accrued expenses of $856,133 and $6,060, respectively, as of December 31, 2009.

As of December 31, 2009, Immunosyn had an accumulated deficit of $5,109,437 and a working capital deficit of $3,524,318 which is considered insufficient to fund operations over the next 12 months.

Immunosyn or Argyll Biotech may not be able to secure financing, which in turn could affect Immunosyn’s and Argyll Biotech’s respective abilities to operate as a going concern.

As of December 31, 2009, Argyll Biotech had an estimated accumulated deficit of approximately $3,781,049 and a working capital deficit of approximately $1,781,049.  Argyll Biotech does not anticipate any revenues in the foreseeable future but continues to incur significant losses from operations.  This raises substantial doubt about Argyll Biotech’s ability to continue as a going concern.  Argyll Biotech may require substantial additional financing to bring SF-1019 to market.  If adequate financing is not available to Argyll Biotech, it may be required to delay, scale back or eliminate some or all of its research and development plans or the proposed toxicology studies or clinical trials of SF-1019 or to relinquish rights to certain technologies.  Argyll Biotech’s inability to obtain financing would have a material adverse effect on Immunosyn’s ability to develop its operations and implement its business plan.

Argyll Biotech and Immunosyn have no operating history, which makes it impossible to evaluate their business and to predict any future operating results.

To date, Immunosyn’s founders and Argyll Biotech have been primarily engaged in organizational and fundraising activities.  Immunosyn has not generated any revenues to date and does not anticipate generating any revenues until such time as SF-1019 is approved for distribution by applicable regulatory authorities.  SF-1019 is the first product that Argyll Biotech has attempted to bring to market.  Accordingly, neither Argyll Biotech nor the Company has any operating history upon which an evaluation of their performance and prospects can be made.

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

Both Argyll Biotech and Immunosyn are recently formed entities and, consequently, lack the requisite personnel, facilities, equipment or experience to execute their product development, testing, regulatory approval and marketing objectives.  Argyll Biotech will be required to hire additional qualified scientific and technical personnel as well as personnel with expertise in toxicology studies or clinical testing and government regulation, to expand various research and development programs and to pursue product development, regulatory approval and marketing plans.  Immunosyn will also have to hire marketing and administrative personnel to promote its presence in the portion of the medical community that treats maladies associated with CIDP and diabetes.  There is intense competition for qualified personnel in the areas of Argyll Biotech’s and the Company’s respective activities, and there can be no assurances that Argyll Biotech or the Company will be able to attract and retain the qualified personnel necessary for the development of its and their respective businesses.

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

The Company intends to identify and attract individuals to fill permanent key executive positions.  Based on its current cash balance, management believes the Company cannot attract individuals to fill permanent key management positions and cannot build its operations.  There is intense competition for qualified personnel in the Company’s field and there can be no assurances that the Company will be able to attract and retain the qualified personnel necessary for the development of its business.  Instead, the Company may chose to retain executives with other backgrounds, including persons previously or currently affiliated with its affiliates, which could have a material adverse effect on the development of the Company’s business.  The failure to attract and retain executive officers would have a material adverse effect on the development of the Company’s business.

The Company and its affiliates, including Argyll Biotech, are recipients of several subpoenas issued by the United States Securities and Exchange Commission.

Pursuant to a subpoena dated January 20, 2006 issued by the Securities and Exchange Commission to an affiliate of Argyll Biotech in proceedings captioned In the Matter of Directors Financial Group, Ltd. and In The Matter of Prime Bank Securities, and pursuant to subpoenas issued by the SEC to affiliates of Argyll Biotech on March 30, 2006 and to Immunosyn on December 15, 2006 in a proceeding captioned In The Matter of The Argyll Group, LLC, Immunosyn and its affiliates have been asked to produce all documents concerning a wide variety of topics including many related directly to Immunosyn. Immunosyn and Argyll Biotech’s affiliates actively cooperated with the SEC and produced documents responsive to these subpoenas, completing their responses in early August 2007.  The Directors Financial Group matter was resolved in June 2006 through a settlement between the SEC and the parties to the proceeding, and, accordingly, Immunosyn will not be required to respond further to that subpoena.  Immunosyn had had no further communication with the SEC regarding the remaining subpoenas since January 2007 until March 2009.  On or about March 17, 2009, representatives of both Immunosyn and Argyll Biotech became aware that they had received additional subpoenas from the SEC on or about March 6, 2009 (the “March 2009 Subpoenas”).  In addition, on or about June 4, 2009, Immunosyn directors and officers, Douglas A. McClain, Jr. and Stephen Ferrone, received subpoenas from the SEC (the “June 2009 Subpoenas”) as did James T. Miceli, a director and officer of Argyll Biotech, and Douglas A. McClain, Sr.  Immunosyn and Argyll Biotech subsequently learned from the SEC that the March 2009 Subpoenas and the June 2009 Subpoenas would be treated as voluntary requests.   On or about September 11, 2009, Immunosyn and Immunosyn directors and officers, Douglas A. McClain, Jr. and Stephen Ferrone, received additional subpoenas from the SEC as did James T. Miceli, a director and officer of Argyll Biotech, and Douglas A. McClain, Sr.  The Company and its affiliates have responded to these subpoenas.  Even if the Company and its affiliates are fully in compliance with all of their legal obligations, the existence of these proceedings may delay or otherwise negatively impact their ability to raise funds and conduct their operations.  Furthermore, the existence of these proceedings may discourage future investors from acquiring the securities of the Company or Argyll Biotech.

Litigation involving Argyll Biotech and its research scientists could have an adverse effect on the development of SF-1019 and the Company.

On or about July 27, 2006, Daval International Ltd. filed suit in the High Court of Justice, Chancery Division in London, England against Argyll Biotech and five of Argyll Biotech’s research scientists and others, including Douglas McClain, Sr., seeking an injunction and damages or an account of profits based on allegations of breach by the scientists and Mr. McClain of confidentiality agreements with Daval, breaches by such persons of their fiduciary duties and conspiracy by Argyll Biotech and certain of its shareholders to wrongfully disclose and use Daval’s alleged trade secrets.  These proceedings do not allege infringement of any Daval patent whether by Argyll Biotech or any of the other defendants.  Argyll Biotech has filed its defenses and continues to investigate the merits of the suit and the basis of its defenses including, among other grounds, that one of the active ingredients in SF-1019 is based on independent research by Argyll Biotech’s research scientists, and the method of producing SF-1019 is materially different from Daval’s process.  The action had been listed for trial in the UK in January 2009 but, in December 2008, the High Court in London ordered that the trial be rescheduled for a later date likely to be in 2010.  Immunosyn is not involved in this litigation.  Even if Daval’s claims are found to have no merit, these proceedings may delay or otherwise negatively impact Argyll Biotech’s ability to conduct its operations, which could have a negative impact on the development of SF-1019, which would adversely affect the Company.

Recent litigation involving the Company could have a material adverse effect on the Company.

On August 24, 2009, a complaint was filed by Denise Campbell on behalf of a putative class in the United States District Court for the Southern District of Texas that names as defendants, amongst others, the Company and its directors and officers, Douglas A. McClain, Jr. and Stephen Ferrone.  The complaint alleges, among other things, that the defendants have made false and/or misleading statements concerning Immunosyn and SF-1019 in filings with the SEC in violation of the Exchange Act, including Section 10b-5 thereof, including, without limitation, that the FDA had not approved SF-1019 for human injection, that SF-1019 had not received compassionate waiver status, that SF-1019 was on clinical hold, that SF-1019 had negative results in certain safety studies, that SF-1019 was being sold by the defendants outside of the exclusive license held by Immunosyn and that Alan Osmond was being paid to promote SF-1019 and that defendants have committed fraud in their SEC disclosures and on their websites.  In addition, the Company recently learned that a complaint had been filed on November 24, 2009 by Robert Albergo and David Irwin in the United States District Court for the Southern District of California that names as defendants, amongst others, the Company and its directors and officers, Douglas A. McClain, Jr. and Stephen Ferrone.  The complaint alleges, among other things, that the Company, McClain and Ferrone have made false and/or misleading statements concerning Immunosyn and SF-1019 in filings with the SEC in violation of the Exchange Act, including Section 10b-5 thereof.  Although the Company and its directors and officers intend to vigorously defend against the allegations contained in these complaints which they believe to be untrue and without merit, the existence of these proceedings may delay or otherwise negatively impact the ability of the Company to raise funds and conduct its operations. Furthermore, the existence of these proceedings may discourage future investors from acquiring the securities of the Company and an adverse outcome in either of these proceedings could have a material adverse effect on the Company’s financial position and results of operations.

SF-1019 has not been approved for any human use nor for treatment of any particular disease, and such approval may never be obtained.

The Company is entirely dependent upon Argyll Biotech’s sole experimental drug, SF-1019, which has not been tested in any clinical trials.  Argyll Biotech is the assignee of issued patents filed in selected countries around the world.  However, Argyll Biotech has no issued patent specifically on SF-1019 and the rights which Argyll Biotech has received from its current and future patents may not offer sufficient protection to allow it to manufacture, market and/or sell its products.  Argyll Biotech has not received regulatory approval of SF-1019’s use in clinical trials.  Two INDs for SF-1019 have received a full clinical hold from the FDA.  Among the deficiencies that need to be addressed by Argyll Biotech is the completion of toxicology studies for SF-1019.  Argyll Biotech and the Company cannot guarantee that SF-1019 will ever receive regulatory approval for the uses for which it may be licensed to Immunosyn, namely, treatment of various diseases including, without limitation, CIDP and diabetic ulcers.  No clinical trials have been conducted anywhere and following commencement of any clinical trials, completion and evaluation of those trials may not occur or a substantial period of time may elapse before Immunosyn has a product that may be sold and distributed for human use.

Even if a new drug product is well along the path of a clinical trial and the trial is close to completion, regulatory authorities have the ability to shut down any trials due to safety, efficacy or other concerns; to request additional trials or data to verify results; or to force any portion or all of a trial to be repeated for any number of reasons.  Any such action by the regulatory authorities or any delay of a clinical trial could materially and adversely affect the Company’s exclusive license from Argyll Biotech.  Even if Argyll Biotech is successful in bringing SF-1019 into a clinical trial for treatment of various diseases including, without limitation, CIDP or diabetic ulcers, there can be no assurances that those trials will successfully demonstrate that SF-1019 is efficacious against various diseases including, without limitation, CIDP or diabetic ulcers.  Unless and until the appropriate regulatory authority provides a final approval for the use of SF-1019 for treating various diseases including, without limitation, CIDP or diabetic ulcers, the licensed rights will be of no value.

Immunosyn has been informed that Argyll Biotech is implementing controls to prevent unregulated use of SF-1019 but if Argyll Biotech is unable to do so or the FDA takes any action to prevent the export or experimental use of unapproved drugs such as SF-1019, the Company’s licensed rights will be of diminished value.

Prior to Argyll Biotech’s development of SF-1019, caprine serum had been the subject of unregulated use by parties unrelated to Argyll Biotech and the Company.  In 2007, the Company learned that research samples of SF-1019 had been used by several individuals in the United States and Mexico, and such uses have been publicized as “testimonials” on a shareholder’s web site.  To the extent unapproved research samples of SF-1019 have been exported from the United States or used in the United States, the FDA may issue cease and desist letters and take other action to prevent any further export, use or promotion within the United States although no such letters or action have been received or taken to date.  Such actions by the FDA, if any, may delay or affect Argyll Biotech’s ability to obtain FDA approval for SF-1019 and will have a material adverse effect on the Company’s exclusive license from Argyll Biotech.

The Company has been informed that Argyll Biotech has taken steps to prevent distribution or export of SF-1019 for unapproved human use in any country, including the United States.  In addition, the Company has informed all of its shareholders to discontinue all further promotion of SF-1019 that does not comply with FDA regulations.  The Company’s Board of Directors has assumed responsibility for coordinating these controls with Argyll Biotech and monitoring their implementation. However, there can be no assurance that the Company or Argyll Biotech will be able to effectively monitor and control the activities of third-parties including third party shareholders of the Company.

The Company depends on Argyll Biotech’s ongoing research and intellectual property portfolio to develop and protect technologies and products.

Argyll Biotech is developing pharmaceutical compositions directed to a new class of biological response.  We believe that SF-1019 may be a new category of drug that may be characterized as an “Immunomodulator.”  We believe that many disease pathologies that affect individuals are the result of an over-active immune system.  Specifically, when a viral agent begins to adversely affect an individual’s cells, the immune system frequently becomes overactive, which destroys the viral agent but also injures surrounding healthy cell structures.  We also believe that other disease pathologies suppress an individual’s immune system, which allows other diseases and agents to kill healthy cells.  Although research is not complete, we believe that SF-1019 may regulate an individual’s immune system to prevent it from both over-reacting and under-reacting to a viral invasion of an individual’s body systems.  This Immunomodulator, derived from mammalian cells, has shown preliminary promise in laboratory testing by stimulating the immune system of otherwise healthy, but infected test animals.  SF-1019 is believed by Argyll Biotech to contain one or more such factors and Argyll Biotech needs to perform additional research to confirm this.

Argyll Biotech has transferred its worldwide rights to market and distribute SF-1019 to Immunosyn by way of an exclusive licensing agreement.  Argyll Biotech needs to pursue regulatory approval for SF-1019 and related technologies in the United States and other jurisdictions prior to its being allowed to market and distribute SF-1019 in those jurisdictions.  As Argyll Biotech continues to develop SF-1019, it will need to file for patents specifically for SF-1019 in the United States and in other countries.  Neither Immunosyn nor Argyll can guarantee that any applications for patents specifically for SF-1019 will be granted in the United States Patent and Trademark Office or in any other patent offices, or that their compositions and/or treatments will receive regulatory approval from the United States Food and Drug Administration or any other regulatory body either within or outside the United States.

The pharmaceutical industry places considerable importance on obtaining patent and trade secret protection for new technologies, products and processes.  Predictions cannot be made at this time about results that future research may yield with regard to SF-1019 and related treatments, or about the viability of the prospective patent portfolio surrounding this technology.  Nevertheless, the Company’s success in the biological response modifiers market will depend on Argyll Biotech’s ability to obtain and enforce its intellectual property rights in the United States and abroad for the products and treatments that Argyll Biotech is developing and that the Company intends to market and distribute.

Immunosyn’s exclusive license from Argyll Biotech is the Company’s primary asset and the exclusive license agreement, including, without limitation, the fee established in that agreement, is between related entities and does not bear any relationship to established or traditional methods of valuing such fees and, as such, may be unfair to the Company.

Pursuant to our exclusive license agreement with Argyll Biotech, the Company issued 147,000,000 shares of Common Stock to Argyll Biotech at par value of $0.0001 per share in payment of the exclusive world-wide license rights to SF-1019 for a term that will last for the later of 10 years from the date when SF-1019 is first commercially sold or the date when patent coverage, if any, for SF-1019 expires, which in most jurisdictions is twenty years from the date of filing.  On October 25, 2007, Immunosyn entered into an Amended and Restated License Agreement with Argyll Biotech.  The amended license agreement expands the grant of rights to Immunosyn to include the exclusive worldwide right to market, sell, distribute and promote SF-1019 in its current form for multiple uses including the treatment of any and all diseases and pathological conditions (not just CIDP, DN and DU).  Immunosyn is further granted the rights to any improvement of SF-1019 and other compounds, which are developed under the same technology platform and which are chemically similar to SF-1019.  In conjunction, Immunosyn also obtained an exclusive, worldwide license to all intellectual property owned by or assigned to Argyll Biotech for the purpose of marketing, distribution, sale and promotion of SF-1019.  Immunosyn continues to have the right of first offer to enter into additional license agreements for uses of other compounds that are developed and which are not already covered under the amended license agreement.  To date, SF-1019 has not been approved for human use in any jurisdiction.  In March 2010, after reconsidering ASC 350-20, “Goodwill and Other Intangible Assets” and paragraph 11c of  ASC , the Company determined it was appropriate to write off of the intangible asset at inception of the agreement as the license had no alternative future use and was therefore research and development expense at the date it was acquired.  The exclusive license agreement is between related entities, was not negotiated in an arms-length transaction, and does not bear any relationship to established or traditional methods of valuing such fees.

Argyll Biotech may use the proceeds from the sale of our Common Stock for purposes other than the development and regulatory approval of SF-1019; the terms of Immunosyn’s exclusive license agreement do not provide the Company with any oversight or right to control Argyll Biotech’s use of such license fees.

Argyll Biotech reserves the right to use the cash and other proceeds it receives from the sale of the Company’s stock received as payment of its license fee for purposes other than development and regulatory approval of SF-1019, including corporate purposes of its other affiliates.  Furthermore, under the terms of the exclusive license agreement between Argyll Biotech and Immunosyn, the license fee was deemed earned by Argyll Biotech when Immunosyn issued its shares of Common Stock and non-refundable, regardless of the true cost of completing development and obtaining regulatory approval of SF-1019.  The Company has no right to control the proceeds received by Argyll Biotech from its sale of the Company’s stock, and the Company has no audit or other rights to require that all of these proceeds be applied solely to the development and regulatory approval of SF-1019.  If the amount required to achieve these goals is less than the amount of the proceeds received from Argyll Biotech’s sale of the Company’s stock, the Company will not be entitled to any refund.  In the event Argyll Biotech is unsuccessful in achieving product development or obtaining regulatory approval, the Company has no right to make any claim with respect to Argyll Biotech’s use of the proceeds.

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

The safety and efficacy profiles for SF-1019 that emerge from controlled clinical trials may be substantially less favorable than in prior uncontrolled observations of SF-1019’s precursors which may materially and adversely effect our business.

Argyll Biotech’s only data regarding the safety and efficacy of SF-1019 is based on uncontrolled observations of SF-1019 among a small group of individuals.  The Company believes that a limited feasibility pre-clinical study of SF-1019 was conducted on behalf of Argyll Biotech in the U.S. for treatment of CIDP, other neurological diseases and for the treatment of pain in 2007.  In late 2007 and early 2008, the Company believes a proof of concept trial was initiated on behalf of Argyll Biotech in Europe for the treatment of DU but not completed.  Argyll Biotech will need to complete toxicology studies for SF-1019 prior to undertaking clinical trials. Toxicology studies are expensive and there is no way to predict if these studies will generate positive results.  If and when formal and controlled clinical trials are conducted using SF-1019 over broad populations and geographic areas, it is possible that heretofore unknown adverse safety and unfavorable efficacy effects may be observed, in which case the Company’s ability to market SF-1019 for its intended use may be materially and substantially reduced or eliminated.  Moreover, formal clinical trials are expensive and Argyll Biotech may have severely underestimated the cost of conducting and concluding such trials.  If the Company is unable to commence the marketing, distribution and sale of SF-1019 because formal clinical trials reveal adverse safety or lack of efficacy information, or if the clinical trials last longer or sustain substantially higher costs than are currently projected, the Company’s business will be materially and adversely effected.

A decrease in the projected prices that Immunosyn may charge for SF-1019 and the level of third party reimbursement that Immunosyn may receive from third party payors may adversely impact our business.

To the extent that SF-1019 becomes approved for distribution in the United States or in any foreign markets, Immunosyn’s ability to commercialize SF-1019 successfully will depend in part on the price Immunosyn may charge for that product and on the extent to which reimbursement for the cost of that product will be available from government health administration authorities, private health insurance and other third-party payers.  Pursuant to the license agreement, Argyll Biotech will set the price that the Company will charge for SF-1019.  Government officials and private health insurers are increasingly challenging the price of medical products and services.  Significant uncertainty exists as to the pricing flexibility which distributors will have with respect to newly approved health care products as well as their reimbursement.  There can be no assurance that the Company’s assumptions concerning product pricing will be achieved.

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

Under the Orphan Drug Act, the FDA may grant orphan drug designation to drugs intended to treat a rare disease or condition.  A disease or condition that affects populations of fewer than 200,000 people in the United States generally constitutes a rare disease or condition.  Argyll Biotech may seek orphan drug approval for certain aspects or treatment modalities of SF-1019, including the treatment of CIDP, in an attempt to get SF-1019 into the marketplace more quickly and competitively.  There can be no assurances that SF-1019 is entitled to orphan drug status, that Argyll Biotech will proceed with this strategy or that, if it does proceed, any orphan drug designation will be approved or authorized.

If Argyll Biotech fails to keep up with rapid technological change and evolving therapies, the proprietary technologies that form the substance of SF-1019 could become less competitive or obsolete.

The pharmaceutical industry is characterized by rapid and significant technological change.  Immunosyn expects that pharmaceutical technology will continue to develop rapidly and the Company’s future success will depend on Argyll Biotech’s ability to develop and maintain a competitive position.  Technological development by others may result in products developed by Argyll Biotech or the Company, both branded or generic, becoming obsolete before they are marketed or before Immunosyn or Argyll Biotech recover any portion of their expenses incurred with respect to such product.  Alternative therapies or new medical treatments could alter existing treatment regimes, and thereby reduce the need for one or more of the products that may be developed by Argyll Biotech, which would adversely affect Immunosyn’s business.

Many of Immunosyn’s competitors have substantially greater capabilities and resources and may be able to market products more effectively, which would limit Immunosyn’s ability to generate revenue and cash flow.

Competition in Immunosyn’s industry is intense.  Potential competitors in the United States and Europe are numerous and include pharmaceutical, chemical and biotechnology companies, most of which have substantially greater capital resources, sales, marketing and distribution experience, research and development staffs and facilities than does Immunosyn.  Among others, Eli Lilly & Company and Wyeth Pharmaceuticals, Inc. market antidepressants, and Pfizer, Inc. markets anticonvulsants that are prescribed for treating diabetic neuropathy.  In addition, Daval has reported that they are also testing a caprine serum product, called Aimspro, for treating several indications.

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

Neither Immunosyn nor Argyll Biotech currently has any internal product testing capabilities.  Argyll Biotech’s inability to retain and pay third parties for the clinical testing of products on acceptable terms, or at all, would adversely affect their ability to develop, distribute and market products.  It will be Argyll Biotech’s responsibility to arrange for and supervise clinical testing.  Any failures by third parties to adequately perform their responsibilities may delay the submission of products for regulatory approval, impair Immunosyn’s ability to deliver products on a timely basis or otherwise impair Immunosyn’s competitive position.  The Company’s dependence on third parties, including Argyll Biotech, for the development of products may adversely affect its potential profit margins and its ability to deliver products on a timely basis.

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

Argyll Biotech is aware of the existence of several pending patent applications by a prospective competitor, Daval, based on work previously conducted by some of Argyll Biotech’s scientific consultants.  It is the Company’s belief that SF-1019 is different from what is described in these disclosures, regardless of whether these disclosures describe patentable inventions.  As of the date of this report, Argyll Biotech has not received an opinion of non-infringement with respect to these patent claims nor has any analysis been conducted to determine whether any of these disclosures, or the prior work by the late Dr. Davis, cover Argyll Biotech’s development, manufacture or sale of SF-1019.

On or about July 27, 2006, Daval filed suit in the High Court of Justice, Chancery Division in London, England against Argyll Biotech and five of Argyll Biotech’s research scientists and others, including Douglas McClain, Sr., seeking an injunction and damages or an account of profits based on allegations of breach by the scientists and Mr. McClain of confidentiality agreements with Daval, breaches by such persons of their fiduciary duties and conspiracy by Argyll Biotech and certain of its shareholders to wrongfully disclose and use Daval’s alleged trade secrets.  These proceedings do not allege infringement of any Daval patent whether by Argyll Biotech or any of the other defendants.  Argyll Biotech has filed its defenses and continues to investigate the merits of the suit and the basis of its defenses including, among other grounds, that one of the active ingredients in SF-1019 is based on independent research by Argyll Biotech’s research scientists, and the method of producing SF-1019 is materially different from Daval’s process.  The action had been listed for trial in the UK in January 2009 but, in December 2008, the High Court in London ordered that the trial be rescheduled for a later date likely to be in 2010.  Immunosyn is not involved in this litigation.

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

Regulatory approval for commercial sale of SF-1019 or any other products that the Company intends to market and distribute does not mitigate product liability risks.  Any precautions that Argyll Biotech or Immunosyn take may not be sufficient to avoid significant product liability exposure.  Although Argyll Biotech anticipates obtaining product liability and clinical trials insurance on their technologies and products at levels with which their management deems reasonable, no assurance can be given that this insurance will cover any particular claim or that Argyll Biotech has or will have obtained an appropriate level of liability insurance coverage for development activities or any coverage at all.

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

Immunosyn is entirely dependent on Argyll Biotech’s scientific consultants for continuation and completion of all research, testing and development of SF-1019.  Argyll Biotech’s scientific consultants and advisory staff members have accepted profit and incentive packages and formal consulting arrangements have been either accepted or are under negotiation.Such persons maintain positions of management and are responsible for all drug development activities relating to SF-1019 and have been instrumental in the development and maintenance of key relationships within the scientific research and medical communities as well as with inventors, co-development partners and others.   Nonetheless, Immunosyn has no management or other control over those persons or any of their activities, and their failure to accomplish any goals established for Argyll Biotech or Immunosyn will substantially and adversely affect Immunosyn’s business prospects.

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

Toxicology studies and clinical trials for SF-1019 will be expensive and time consuming, and their outcome is uncertain.  Any delay or other factor which negatively affects Argyll Biotech’s ability to fund toxicology studies and clinical trials will adversely affect the Company’s operations and revenues.

Before obtaining regulatory approval for the commercial sale of a product, Argyll Biotech must demonstrate through pre-clinical testing, full scale toxicology studies and clinical trials that SF-1019 is safe and effective for use in humans.  Full-scale toxicology studies using SF-1019 need to be conducted in two species.  Conducting toxicology studies is an extensive and expensive process and Argyll Biotech cannot be certain of the outcome therefrom.  Conducting clinical trials is a lengthy, time-consuming and expensive process.  The proceeds received by Argyll Biotech from sale of the Common Stock issued by Immunosyn in payment for the exclusive license are anticipated to pay only a minor part of these expenses, and it is almost certain that those proceeds will not be adequate to cover the entire amount of testing, studies, and trials that will be required.  In addition, we cannot assure that such license fees will be utilized to pay for toxicology studies or clinical trials for SF-1019.  In addition, regulatory authorities may require additional toxicology studies or clinical trials, which could result in increased costs and significant development delays.

Full-scale toxicology studies using SF-1019 need to be conducted in two species for duration of the same or longer that the proposed treatment for humans.  If treatment for DU is estimated to last between 4 to 6 weeks in humans, then the general animal toxicology studies using SF-1019 will be required to last at least that long prior to undertaking clinical trials for DU.  If treatment is estimated to last much longer, perhaps even years, for CIDP, toxicology studies utilizing SF-1019 lasting substantially longer than for DU will be required prior to beginning clinical trials for treatment of CIDP.  Completion of clinical trials for any product, including SF-1019, will generally take from several years up to a decade.  Completion of clinical trials does not guarantee approval of a drug product.  The length of time varies substantially according to the type, complexity, novelty and intended use of the product candidate.  Argyll Biotech’s commencement and rate of completion of clinical trials may be delayed or affected by many factors, including:

•	inability of vendors to manufacture sufficient quantities of materials for use in clinical trials;

•	lack of funding;

•	slower than expected rate of patient recruitment of variability in the number and types of patients in a study;

•	inability to adequately follow patients after treatment;

•	safety issues, side effects or other adverse effects;

•	lack of efficacy during the clinical trials; and

•	government or regulatory delays.

Any delay in the commencement or completion of testing, toxicology studies and clinical trials will result in additional delays in Immunosyn’s ability to market and distribute SF-1019, which will adversely affect Immunosyn’s ability to generate any revenues.

SF-1019 or its variants may never be successfully commercialized.

SF-1019 or its variants are not expected to be available for commercial sale for at least two years or longer, if at all.  Potential products that appear to be promising at early stages of development may not reach the market for a number of reasons, including:

•	discovery during pre-clinical testing or clinical trials that the products are ineffective or cause harmful side effects;

•	failure to receive necessary regulatory approvals;

•	inability to manufacture on a large or economically feasible scale;

•	failure to achieve market acceptance; and

•	preclusion from commercialization due to proprietary rights of third parties.

Any products and technologies, including SF-1019, developed by Argyll Biotech will require extensive additional development, including pre-clinical testing, full scale toxicology testing and clinical trials, as well as regulatory approvals, prior to commercialization.  Argyll Biotech may not have the funds or the personnel to engage in these activities.  Argyll Biotech’s product development efforts may not be successful; may fail to receive required regulatory approvals from United States or foreign authorities for any indication; and any products, if introduced, may not be capable of being produced in commercial quantities at reasonable costs or being successfully marketed.  The failure of Argyll Biotech’s research and development activities to result in any commercially viable products or technologies would materially adversely affect Immunosyn’s future prospects, as those prospects are linked entirely to Argyll Biotech’s success through the exclusive license between the two companies.

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

The regulatory requirements applicable to any product may be modified in the future.  Immunosyn cannot determine what effect changes in regulations or statutes or legal interpretations may have on its or Argyll Biotech’s business in the future, including the recent passage in the United States of healthcare reform regulation. Regulatory changes could require modifications to manufacturing methods, expanded or different labeling, the recall, replacement or discontinuation of certain products, additional record keeping and expanded documentation of the properties of certain products and scientific substantiation.  Any changes or new legislation, including the recent passage in the United States of healthcare reform regulation, could have a material adverse effect on Argyll Biotech’s or Immunosyn’s ability to develop and sell SF-1019 and therefore, generate revenue and cash flow.

Even if Argyll Biotech expends substantial resources on research, clinical development and the preparation and processing of regulatory applications, it may not be able to obtain regulatory approval for any of the products that Immunosyn intends to license from it.  Moreover, regulatory approval for marketing a proposed pharmaceutical product in any jurisdiction may not result in similar approval in other jurisdictions.  The failure to obtain and maintain regulatory approvals for SF-1019 would have a material adverse effect on Immunosyn’s ability to distribute and sell products and, therefore, generate revenue and cash flow.

The Company may be exposed to potential risks relating to our internal controls over financial reporting and our ability to have the operating effectiveness of our internal controls attested by our independent auditors.

As directed by Section 404 of the Sarbanes-Oxley Act of 2002 (“SOX 404”), the SEC adopted rules requiring public companies to include a report of management on the company’s internal controls over financial reporting in their annual reports, including in their Form 10-K.  We are subject to this requirement commencing with our fiscal year ending December 31, 2007 and a report of our management was included under Item 9A of our Annual Report on Form 10-K for the year ended December 31, 2008 and is included again this year.  In addition, SOX 404 requires the independent registered public accounting firm auditing a company’s financial statements to also attest to and report on the operating effectiveness of such company’s internal controls.  Last year’s annual report included an attestation report under Item 8 of our 2008 Annual Report on Form 10-K.  Such report indicated the Company had material weaknesses resulting in a conclusion that our control over financial reporting as of December 31, 2008 was not effective.  This year, our management reached the same conclusion.  We may not have the funds necessary to enhance our controls and procedures to cure such weaknesses.

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

Additional uncertainty will be experienced with respect to the price of the Common Stock because the Company is a biotechnology entity and the market price of the securities of biotechnology companies is especially volatile.  The Company is in the development stage.  If the Company’s operations do not develop and its revenues do not develop or grow or grow more slowly than the Company anticipates, if operating or capital expenditures exceed the Company’s expectations and cannot be adjusted accordingly or if some other event adversely affects the Company, the market price of its Common Stock will decline.

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

The Company has been provided with rent-free office space under a monthly oral agreement with no specific term from its affiliate and shareholder, Argyll Biotech.  It is uncertain how long Argyll Biotech will continue providing office space or on what terms space will continue to be provided to the Company in the future.  At present, we do not require dedicated office space.  We believe that our existing facilities are adequate for our current needs and that additional space will be available as needed.

Item 3.	Legal Proceedings.

Pursuant to a subpoena dated January 20, 2006 issued by the Securities and Exchange Commission to an affiliate of Argyll Biotech in proceedings captioned In the Matter of Directors Financial Group, Ltd. and In The Matter of Prime Bank Securities, and pursuant to subpoenas issued by the SEC to affiliates of Argyll Biotech on March 30, 2006 and to Immunosyn on December 15, 2006 in a proceeding captioned In The Matter of The Argyll Group, LLC, Immunosyn and its affiliates have been asked to produce all documents concerning a wide variety of topics including many related directly to Immunosyn. Immunosyn and Argyll Biotech’s affiliates actively cooperated with the SEC and produced documents responsive to these subpoenas, completing their responses in early August 2007.  The Directors Financial Group matter was resolved in June 2006 through a settlement between the SEC and the parties to the proceeding, and, accordingly, Immunosyn will not be required to respond further to that subpoena.  Immunosyn had had no further communication with the SEC regarding the remaining subpoenas since January 2007 until March 2009.  On or about March 17, 2009, representatives of both Immunosyn and Argyll Biotech became aware that they had received additional subpoenas from the SEC on or about March 6, 2009 (the “March 2009 Subpoenas”).  In addition, on or about June 4, 2009, Immunosyn directors and officers, Douglas A. McClain, Jr. and Stephen Ferrone, received subpoenas from the SEC (the “June 2009 Subpoenas”) as did James T. Miceli, a director and officer of Argyll Biotech, and Douglas A. McClain, Sr.  Immunosyn and Argyll Biotech subsequently learned from the SEC that the March 2009 Subpoenas and the June 2009 Subpoenas would be treated as voluntary requests.   On or about September 11, 2009, Immunosyn and Immunosyn directors and officers, Douglas A. McClain, Jr. and Stephen Ferrone, received additional subpoenas from the SEC as did James T. Miceli, a director and officer of Argyll Biotech, and Douglas A. McClain, Sr.  The Company and its affiliates have responded to these subpoenas.

On or about July 27, 2006, Daval International Ltd. filed suit in the High Court of Justice, Chancery Division in London, England against Argyll Biotech and five of Argyll Biotech’s research scientists and others, including Douglas McClain, Sr., seeking an injunction and damages or an account of profits based on allegations of breach by the scientists and Mr. McClain of confidentiality agreements with Daval, breaches by such persons of their fiduciary duties and conspiracy by Argyll Biotech and certain of its shareholders to wrongfully disclose and use Daval’s alleged trade secrets.  These proceedings do not allege infringement of any Daval patent whether by Argyll Biotech or any of the other defendants.  Argyll Biotech has filed its defenses and continues to investigate the merits of the suit and the basis of its defenses including, among other grounds, that one of the active ingredients in SF-1019 is based on independent research by Argyll Biotech’s research scientists, and the method of producing SF-1019 is materially different from Daval’s process.  The action had been listed for trial in the UK in January 2009 but, in December 2008, the High Court in London ordered that the trial be rescheduled for a later date likely to be in 2010.  Immunosyn is not involved in this litigation

On March 16, 2007, Frank Bramante and Salvatore Bramante commenced an action in the United Stated District Court for the Southern District of California against various defendants including Immunosyn seeking amongst other relief an injunction to prevent the transfer and/or sale of the patents and/or proprietary information relating to SF-1019 to third parties.  The case was stayed by Order dated January 17, 2008 pending resolution of a largely duplicative action filed in the United Stated District Court for the Western District of Texas, San Antonio Division, by the same plaintiffs against the same defendants excluding Immunosyn on July 28, 2006.  The Texas action was dismissed with prejudice in September 2008 and a stipulation dismissing the California action was filed with the Court and the entire California action was dismissed with prejudice on or about June 3, 2009.

On December 19, 2007, a shareholder of Immunosyn, Leon S. Segen, commenced an action in the Southern District of New York derivatively on behalf of Immunosyn to recover alleged short-swing profits from several alleged statutory insiders of Immunosyn, including Immunosyn officer and director Douglas A. McClain Jr. The action includes Immunosyn as a nominal defendant only and does not allege any claims of liability against Immunosyn.  On December 4, 2009, the parties entered into a settlement agreement, subject to approval of the court which was subsequently obtained, pursuant to which the defendants agreed to pay Immunosyn the sum of $475,000 consisting of a cash payment of $75,000 (for legal fees for plaintiff’s counsel) and the forgiveness of $400,000 of indebtedness of Immunosyn to defendant Argyll and to retire 2,950,000 shares of Immunosyn common stock held by defendant Argyll Equities to the treasury of Immunosyn.  The 2,950,000 shares of Immunosyn stock were retired to the treasury of Immunosyn on December 14, 2009, the payment was made on December 4, 2009 and December 11, 2009 and the debt was forgiven as of December 4, 2009.  See Notes 6 and 8 to audited financial statements.

A complaint (the "Complaint") was filed on August 25, 2009 by Myron W. Wentz, a shareholder of Immunosyn, in the United States District Court for the Southern District of California that named as defendants Argyll Biotech, the Company and Does 1-10.  The Complaint alleged, among other things, that Argyll Biotech breached its contract with the plaintiff and that the Company tortiously interfered with Argyll Biotech’s contract with the plaintiff.  The Complaint sought damages in the amount of $1,948,000 plus pre- and post-judgment interest; consequential damages and attorneys fees in an amount to be proven at trial against Argyll Biotech for breach of contract; an Order compelling Argyll Biotech to provide 14,984,615 shares of common stock of the Company to Dr. Wentz; and attorneys fees in an amount to be proven at trial.  On February 1, 2010, a default judgment was entered against Immunosyn in favor of the plaintiff, Dr. Wentz, in the United States District Court for the Southern District of California in the amount of $1,948,000.00 plus post-judgment interest in accordance with the law.  The Company accrued for this default judgment in its 2009 audited financial statements.  See Notes 5 and 8 to audited financial statements.

On March 19, 2008, a shareholder of the Company, Deborah Donoghue, commenced two actions – one in the U.S. District Court for the Southern District of California and the other in the U.S. District Court for the Southern District of New York — derivatively on behalf of the Company to recover alleged short-swing profits from several alleged statutory insiders of the Company, including Company office and director Douglas A. McClain, Jr.  The actions include the Company as a nominal defendant only and do not allege any claims of liability against the Company.  Donoghue withdrew the New York action in April 2008 and the California action has been stayed pending resolution of the related earlier-filed action by shareholder Leon Segen which has been settled.

On August 24, 2009, a complaint was filed by Denise Campbell on behalf of a putative class in the United States District Court for the Southern District of Texas that names as defendants Immunosyn, Argyll Biotech, James T. Miceli, Douglas A. McClain, Jr., Frank Morales, Argyll Equities, LLC, Stephen Ferrone and Douglas A. McClain, Sr.  The complaint alleges, among other things, that the defendants have made false and/or misleading statements concerning Immunosyn and SF-1019 in filings with the SEC in violation of the Securities Exchange Act of 1934, as amended, including Section 10b-5 thereof, including, without limitation, that the Food & Drug Administration had not approved SF-1019 for human injection, that SF-1019 had not received compassionate waiver status, that SF-1019 was on clinical hold, that SF-1019 had negative results in certain safety studies, that SF-1019 was being sold by the defendants outside of the exclusive license held by Immunosyn and that Alan Osmond was being paid to promote SF-1019; defendants have committed fraud in their SEC disclosures and on their websites; defendants have engaged in civil conspiracy; defendants have been unjustly enriched through the sale of Immunosyn stock; and James T. Miceli, Douglas A. McClain, Sr. and Douglas A. McClain, Jr. have committed RICO violations and conspired to violate RICO.  The complaint seeks damages in an amount to be proven at trial, plus interest, costs and attorneys fees.  The parties, including Immunosyn, answered the complaint on October 16, 2009.  An initial telephonic pretrial conference among attorneys was held on January 19, 2010 and discovery has commenced.  The defendants have filed a Motion to Dismiss upon which the Court has not yet ruled.  Defendants’ Motion to Dismiss is based on lack of federal jurisdiction and plaintiff’s failure to allege sufficient facts to establish a class action.  Immunosyn intends to vigorously defend against the allegations contained in the complaint which it believes to be untrue and without merit.

Immunosyn recently learned that a complaint (the "Complaint") had been filed on November 24, 2009 by Robert Albergo and David Irwin in the United States District Court for the Southern District of California that names as defendants, amongst others, the Company and its directors and officers, Douglas A. McClain, Jr. and Stephen Ferrone.  The Complaint alleges, among other things, that certain of the defendants, including the Company, McClain and Ferrone, have made false and/or misleading statements concerning Immunosyn and SF-1019 in filings with the SEC in violation of the Exchange Act, including Section 10b-5 thereof, have committed RICO violations and conspired to violate RICO and have engaged in civil conspiracy.  The Complaint seeks multiple forms of relief including compensatory damages in an amount to be proven at trial, punitive damages and treble damages, plus interest, costs and attorneys fees. Immunosyn intends to vigorously defend against the allegations contained in the Complaint which it believes to be untrue and without merit and to have been brought against it for an improper purpose.

PART II

Item 4.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market for Common Equity

Our Common Stock began trading on the Over-The-Counter Bulletin Board (the “OTCBB”) on Friday, October 26, 2007, under the symbol “IMYN.”

The following tables set forth the high and low bid prices of our Common Stock on the OTCBB during the 2008 and 2009 fiscal years according to Yahoo! Finance.

	High	Low
2009
Fourth Quarter	$.62	$06
Third Quarter	.36	.05
Second Quarter	.29	.06
First Quarter	.35	.09

2008
Fourth Quarter	$1.00	$0.12
Third Quarter	2.63	0.55
Second Quarter	4.40	1.80
First Quarter	5.10	1.40

As of March 30, 2010, 425,000,000 shares of our Common Stock were authorized for issuance, 267,552,719 shares of Common Stock were issued and outstanding and there were approximately 1,161 holders of record of our Common Stock.  As of March 30, 2010, 25,000,000 shares of our Preferred Stock were authorized for issuance and no shares of Preferred Stock were issued and outstanding.  No options or warrants to purchase Common Stock have been granted.

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

The following table provides information as of December 31, 2009 relating to the Plan, the only compensation plan under which equity securities of the Company are authorized for issuance:

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

Recent Sales of Unregistered Securities

On October 12, 2007, Immunosyn agreed to pay The Blaine Group, Inc. $1,500 per month in restricted stock.  As a result, a total of 743 shares of Immunosyn Common Stock were allocated to be issued to The Blaine Group, Inc. in 2007 and a total of 20,976 shares of Immunosyn Common Stock were allocated to be issued to The Blaine Group, Inc. in 2008.  This agreement with The Blain Group was amended on December 12, 2009 to reflect that no further stock would be due to The Blaine Group as part of their monthly retainer effective January 1, 2010 forward.  See Notes 6 and 8 to the audited financial statements.

Pursuant to a contract with Basic Investors, Inc., dated October 15, 2007, Immunosyn allocated 10,000 shares of restricted Immunosyn Common Stock to Basic Investors in 2007.  On April 23, 2008, Immunosyn agreed to issue 150,000 shares of restricted Common Stock to First Montauk Securities Corp. or its designated affiliates.  Such shares were issued in August 2008.  See Note 6 to the audited financial statements.

Immunosyn issued 150,000 shares of common stock on August 14, 2008 to First Montauk Securities Corp. or its designated affiliates pursuant to an advisory agreement entered into on April 23, 2008 for First Montauk to provide financial advisory services to Immunosyn.  The total value of such shares is $524,750.  See Note 6 to the audited financial statements.

On September 29, 2008, Immunosyn entered into an agreement with Bear Creek Advisors, LLC which called for Immunosyn to pay Bear Creek Advisors, LLC a total of 30,000 shares of restricted Common Stock of Immunosyn.  Immunosyn issued 10,000 of these shares to Bear Creek on October 8, 2008 and allocated another 10,000 shares to be issued on November 28, 2008.  One January 7, 2010, Immunosyn and Bear Creek agreed that the 10,000 shares which Immunosyn had allocated on November 28, 2008 would not be issued to Bear Creek and that no additional shares would be due to Bear Creek. See Note 6 to the audited financial statements.

In issuing these securities, we relied on the exemptions from registration provided in Regulation D and Section 4(2) under the Securities Act of 1933 as a transaction by an issuer not having any public offering.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

The Company has no repurchase plans or programs.

1,689,000 shares of common stock of the Company were acquired and placed in the treasury on March 23, 2009 as part of a settlement agreement with a shareholder.  The purchase price was zero.  These 1,689,000 shares were retired and returned to authorized capital on December 31, 2009. See Note 6 to audited financial ftatements.

On December 14, 2009, as part of a settlement, Argyll Equities, LLC retired 2,950,000 shares of common stock of the Company.  See Note 6 to audited financial statements.

Share Performance Graph

The following graph shows changes over the fourteen month period of US $100 invested in (1) the Company’s Common Stock, (2) the S&P 500 Index and (3) the S&P Biotechnology Index.

Item 5.	Selected Financial Data.

This Item 5 is not applicable to us as, pursuant to Item 301(c) of Regulation S-K, a smaller reporting company is not required to provide the information required by Item 301 of Regulation S-K.

Item 6.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Overview

Immunosyn is a development stage company that was formed in August 2006 and is headquartered in San Diego, California.  In September 2006, it executed an exclusive license agreement with an affiliated company, Argyll Biotech, in exchange for 147,000,000 shares of its Common Stock or approximately 54% of the outstanding shares of the Company’s Common Stock.  The license agreement was amended and restated in October 2007.  Pursuant to the terms of the license agreement, as amended, the Company has an exclusive worldwide license to market, distribute and sell a biopharmaceutical drug product, currently referred to as SF-1019, for multiple uses including the treatment of a variety of diseases, subject to the receipt of appropriate regulatory approval in each jurisdiction where SF-1019 will be marketed, none of which has been applied for or received.  Under the terms of its exclusive license, Immunosyn also has a right of first offer to extend its exclusive license to include variants of SF-1019 that may be approved by various regulatory authorities for treatment of other diseases and pathologies.  Argyll Biotech is responsible for all research and product development, clinical testing, regulatory approvals, production and product support.  In accordance with the amended license agreement, the parties agreed that the cost of SF-1019 to the Company will be 40% of the gross sales price of SF-1019 as sold to a third party customer by the Company.

As a sales, marketing, and distribution channel for SF-1019, Immunosyn’s primary business strategy is to build a sales and marketing force and related resources so that if SF-1019 is approved for human use it can be sold; and secondly, to increase awareness and acceptance of SF-1019 in the medical community.

As of the date of this report, we have no revenue and limited operations.  Those operations have been principally funded by advances from affiliates.  Our ability to obtain additional funding will determine our ability to continue as a going concern.  From time to time, we have retained bankers and other financial advisors to assist us with our fundraising efforts; however, those efforts have not been successful to date.  We have one principal asset, our exclusive license from Argyll Biotech, and one full-time and one part-time employee.  We do not expect to commence full scale operations or generate revenues unless and until Argyll Biotech accomplishes development and obtains regulatory approval for SF-1019.  Since incorporation, we have not made any significant purchases or sale of assets (other than our exclusive license from Argyll Biotech), nor have we been involved in any mergers, acquisitions or consolidations.

Results of Operations

To date, the Company has had no revenue and limited operations.  During the year ended December 31, 2009 and since inception, Immunosyn has been unable to generate cash flows sufficient to support its operations and has been dependent on advances from its affiliates.  In addition to negative cash flow from operations, Immunosyn has experienced recurring net losses, and has a negative working capital.  During the year ended December 31, 2009, the Company has a net loss of $2,774,498, an accumulated deficit of $5,109,437 and a working capital deficit of $3,524,318.  In addition, the Company has accounts payable and accrued expenses of $856,133 and $6,060, respectively, as of December 31, 2009.  See Note 2 to audited financial statements for our going concern.

Currently, an affiliated company provides general support services to the Company, without charge.  In addition, since inception, Immunosyn has received advances from Argyll Equities, LLC and Argyll Biotech who together own approximately 59% of Immunosyn’s Common Stock, totaling $1,060,570, including $175,466 which was borrowed during the year ended December 31, 2009.  On December 4, 2009, a settlement was reached in a law suit involving Argyll Equities whereby Argyll Equities was required to forgive $400,000 of the amount owed to Argyll Equities by Immunosyn as a result of which $660,275 remains due to Argyll Biotech and Argyll Equities at December 31, 2009 which included a net decrease in the amount due to affiliates of $224,829 during the year ended December 31, 2009.  See Notes 4 and 8 to audited financial statements.  Interest expense was imputed in the amount of $159,166 since inception and $71,780 on the aggregate advances for the year ended December 31, 2009 using an interest rate of 7.5% and is included in additional paid-in capital.  These advances are unsecured and repayable on demand.  In October 2007, the Company hired a Chief Executive Officer. The Company has advances from the CEO in the amount of $8,559 as well which are due and payable on demand.  These advances are unsecured and carry no interest rate.  The Company has accrued for an additional $49,500 in compensation to the CEO.  In addition, the Company accrued for a default judgment rendered against it on February 1, 2010 in the amount of $1,948,615 plus post judgment interest in accordance with the law in its 2009 audited financial statements.  See Note 5 to audited financial statements.

The Company’s funds have not been sufficient to cover its expenses resulting in a net loss, an accumulated deficit and a working capital deficit as described above.  See Notes 2 and 4 to audited financial statements.

Liquidity and Capital Resources

The Company needs additional financing to continue its current limited operations and may raise funds in the future privately or publicly if it is able to do so or will continue to look to advances from affiliates who are under no obligation to provide funds to the Company.

In addition, the Company intends to raise working capital through one or more financings to meet the following requirements before it commences full scale operations if and when Argyll Biotech accomplishes development and obtains regulatory approval for SF-1019:

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

The Company requires substantial future sources of capital in order to meet such anticipated expenditures and to continue its operations during the period Argyll Biotech accomplishes development of SF-1019 and seeks regulatory approval from United States and/or foreign regulatory authorities.  The Company currently anticipates this process to be between three and five years and the amount of funds required to be between $14 million and $24 million.

The Company believes that significant funding will be required to provide adequate sources of working capital during that period.  There can be no assurance that the Company will be able to raise any or all the capital required for its operations.  See Note 2 to audited financial statements.  Failure to obtain future financing will require the Company to delay or substantially curtail its operations or close its business, resulting in a material adverse effect on the Company and its shareholders.

See “Cautionary Statements Regarding Forward Looking Information” and “Risk Factors.”

Off Balance Sheet Arrangements

None.

Item 6A.	Quantitative and Qualitative Disclosures About Market Risk.

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

Item 7.	Financial Statements and Supplementary Data.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
 Immunosyn Corporation
 San Diego, California
(A Development Stage Company)

We have audited the accompanying balance sheets of Immunosyn Corporation (a development stage company) as of December 31, 2009 and 2008 and the related statements of expenses, changes in shareholders ’ equity (deficit), and cash flows for the years then ended and for the period from August 3, 2006 (inception) through December 31, 2009. These financial statements are the responsibility of Immunosyn Corporation’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform an audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The company is not required to have, nor were we engaged to perform, and audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Immunosyn Corporation as of December 31, 2009 and 2008, and the results of operations and cash flows for the years then ended and for the period from August 3, 2006 (inception) through December 31, 2009, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that Immunosyn Corporation will continue as a going concern. As discussed in Note 2 to the financial statements, Immunosyn Corporation has not generated revenues and has accumulated losses since inception and has a working capital deficiency, which raises substantial doubt about its ability to continue as a going concern. Management's plans regarding those matters also are described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

x As discussed in Note 3 to the financial statements, errors in accounting and presentation for previously filed financial statements were discovered by management and adjustments have been made to correct those errors.

/s/ MaloneBailey, LLP
www.malone-bailey.com
 Houston, TX
April 13, 2010

Immunosyn Corporation
(A Development Stage Company)
Balance Sheets

		(Restated)
	December 31, 2009	December 31, 2008
ASSETS

Current Assets
Cash	$976	$2,052
Prepaid expenses	3,233	41,455
Total Current Assets	4,209	43,507

Property and equipment	6,433	6,433
Accumulated depreciation	(3,752)	(2,466)
Deposits	2,825	2,825
Total Assets	$9,715	$50,299

LIABILITIES AND SHAREHOLDERS' DEFICIT

Current Liabilities
Accounts payable	$604,417	$320,352
Accounts payable - related party	251,716	-
Accrued expense	6,060	-
Accrued compensation	49,500	14,268
Accrued legal settlement payable	1,948,000	-
Advances from affiliates	668,834	893,663
Short term debt	-	35,105
Total Current Liabilities	3,528,527	1,263,388

Shareholders' Deficit
Common stock, $0.0001 par value, 425,000,000 shares authorized,
267,552,719 and 272,201,719 shares issued and outstanding
at December 31, 2009 and December 31, 2008 respectively	26,755	27,220
Additional paid-in capital	1,563,870	1,094,630
Deficit accumulated during the development stage	(5,109,437)	(2,334,939)
Total Shareholders' Deficit	(3,518,812)	(1,213,089)

Total Liabilities and Shareholders' Deficit	$9,715	$50,299

See accompanying summary of accounting policies
 and notes to financial statements.

Immunosyn Corporation
(A Development Stage Company)
Statements of Expenses

	Year	Year	August 3, 2006 inception)
	Ended	Ended	Through
	December 31, 2009	December 31, 2008	December 31, 2009
EXPENSES
General & administrative	$732,835	$1,045,013	$2,580,388
Interest expense	93,663	61,326	181,049
Other expense	1,948,000	-	1,948,000
Write-off of intangible asset	-	-	(400,000)

Total expenses	2,774,498	1,106,339	5,109,437

NET LOSS	$(2,774,498)	$(1,106,339)	$(5,109,437)

Net loss per common share, basic and diluted	$(0.01)	$-	N/A

Weighted average number of common shares outstanding	270,671,853	272,112,566	N/A

See accompanying summary of accounting policies
 and notes to financial statements.

 Immunosyn Corporation
(A Development Stage Company)
Statements of Cash Flows

	Year	Year	August 3, 2006 (inception)
	Ended	Ended	Through
	December 31, 2009	December 31, 2008	December 31, 2009
Cash flows from operating activities:
Net loss	$(2,774,498)	$(1,106,339)	$(5,109,437)
Adjustments to reconcile net loss to net cash used in operating activities:
Write-off of intangible asset	-	-	400,000
Depreciation	1,286	1,287	3,752
Imputed interest on advances from affiliates	71,780	61,326	159,166
Services rendered for stock	(3,300)	555,551	618,664
Changes in:
Prepaid expenses	38,222	10,025	(3,233)
Other assets	-	1,817	(2,825)
Accounts payable	284,065	195,072	639,522
Accounts payable - related party	251,716	-	251,716
Accrued expenses	6,060	(2,449)	6,060
Accrued compensation	35,232	-	49,500
Accrued Legal Settlement	1,948,000	-	1,948,000

Net cash used in operating activities	(141,437)	(283,710)	(1,039,115)

Cash flows from investing activities:
Purchase of property and equipment	-	-	(6,433)
Net cash used in investing activities	-	-	(6,433)

Cash flows from financing activities:
Net advances from affiliates	175,466	261,647	1,069,129
Payments on debt	(35,105)	-	(35,105)
Sale of common stock	-	-	12,500
Net cash provided by financing activities	140,361	261,647	1,046,524

Net change in cash	(1,076)	(22,063)	976
Cash at beginning of period	2,052	24,115	-
Cash at end of period	$976	$2,052	$976

Supplemental Disclosures
Cash paid for interest	$-	$-	$-
Cash paid for income taxes	$-	$-	$-

Non-Cash Investing and Financing Activities
Stock issued for license rights	$-	$-	$400,000
Related party forgivness of debt	$400,295	$-	$400,295

See accompanying summary of accounting policies
 and notes to financial statements.

\
 Immunosyn Corporation
(A Development Stage Company)
STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY (DEFICIT)
For The Period From August 3, 2006 (Inception) through December 31, 2009
(Restated)

				Development
				Stage
	Common Stock		Additional	Accumulated
	Shares	Par Value	Paid-in Capital	Deficit	Total
Balance at August 3, 2006 (Inception)	-	$-	$-	$-	$-

Stock issued	125,000,000	12,500	-	-	12,500

Stock issued for license agreement	147,000,000	14,700	385,300	-	400,000

Net loss				(555,763)	(555,763)

Balance at December 31, 2006 (restated)	272,000,000	27,200	385,300	(555,763)	(143,263)

Imputed interest on advances from affiliate	-	-	26,060	-	26,060

Shares issued for services	-	-	66,413	-	66,413

Net loss	-	-	-	(672,837)	(672,837)

Balance at December 31, 2007	272,000,000	27,200	477,773	(1,228,600)	(723,627)

Imputed interest on advances from affiliate	-	0	61,326	0	61,326

Shares issued for services	201,719	20	555,531	0	555,551

Net loss	-	0	0	(1,106,339)	(1,106,339)

Balance at December 31, 2008 (restated)	272,201,719	27,220	1,094,630	(2,334,939)	(1,213,089)

Imputed interest on advances from affiliate	-	-	71,780	-	71,780

Shares issued for services	(10,000)	(1)	(3,299)	-	(3,300)

Shares retired	(2,950,000)	(295)	295		-
					-
Shares returned to treasury	(1,689,000)	(169)	169

Contributed capital			400,295		400,295

Net loss	-	-	-	(2,774,498)	(2,774,498)

Balance at December 31, 2009	267,552,719	$26,755	$1,563,870	$(5,109,437)	$(3,518,812)

See accompanying summary of accounting policies
 and notes to financial statements.

 Immunosyn Corporation
(A Development Stage Company)
Notes To Financial Statements

Note 1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Background

Immunosyn Corporation is a Delaware corporation formed on August 3, 2006 and headquartered in San Diego, California that has been granted an exclusive worldwide license to market, distribute and sell a biopharmaceutical drug product, currently referred to as SF-1019.  Its current form has multiple uses including the treatment of any and all diseases and pathological conditions (not just Chronic Inflammatory Demyelinating Polyneuropathy (CIDP), Diabetic Neuropathy (DN) and diabetic ulcers (DU)). This license was granted from an affiliated company, Argyll Biotechnologies, LLC (“Argyll Biotech”).  Immunosyn is further granted the rights to any improvements of SF-1019 and other compounds, which are developed under the same technology platform and which are chemically similar to SF-1019.

Cash and Cash Equivalents

For purposes of the statement of cash flows, Immunosyn considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.

Property and Equipment

Property and equipment are stated at cost, net of accumulated depreciation. Depreciation is computed using the straight–line method over the estimated useful lives of the respective assets, generally five years.

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

Stock-Based Compensation

Stock based compensation is accounted for under ASC 718, “Share-Based Payment.” ASC 718 requires recognition in the financial statements of the cost of employee services received in exchange for an award of equity instruments over the period the employee is required to perform the services in exchange for the award (presumptively the vesting period). ASC 718 also requires measurement of the cost of employee services received in exchange for an award based on the grant-date fair value of the award. We account for non-employee share-based awards in accordance with ASC 505 that are Issued to Other Than Employees for Acquisition, or in Conjunction with Selling, Goods or Services.”

Basic and Diluted Net Loss per Share

Basic and diluted net loss per share calculations are presented in accordance with ASC 260, and are calculated on the basis of the weighted average number of common shares outstanding during the year. They include the dilutive effect of common stock equivalents in years with net income. Basic and diluted loss per share is the same due to the absence of common stock equivalents.

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

Immunosyn Corporation
(A Development Stage Company)
Notes To Financial Statements

Recent Accounting Pronouncements

 Recently Adopted Accounting Pronouncements.  In May 2009, the Financial Accounting Standards Board (“FASB”) issued ASC 855, “Subsequent Events”, which establishes general standards of for the evaluation, recognition and disclosure of events and transactions that occur after the balance sheet date. Although there is new terminology, the standard is based on the same principles as those that currently exist in the auditing standards. The Company evaluated all events or transactions that occurred after December 31, 2009 up through April 13, 2010, the date the Company issued these financial statements.  During this period, the Company did not have any material recognizable subsequent events.

 In June 2009, the FASB issued authoritative guidance on accounting standards codification and the hierarchy of generally accepted accounting principles. The guidance authorized the FASB Accounting Standards Codification (“ASC”) as the sole source for authoritative United States of America Generally Accepted Accounting Principles (“GAAP”).  This guidance will be effective for financial statements issued for reporting periods that end after September 15, 2009. The adoption of this guidance did not have a material impact on the Company’s financial statements and all references to pre-Codification GAAP in the financial statements are replaced with descriptive titles.

Immunosyn does not expect any recent accounting pronouncements to have a material effect on its financial position or results of operations.

Note 2.  GOING CONCERN

The accompanying financial statements have been prepared assuming that Immunosyn will continue as a going concern. Immunosyn was formed in August 2006 with an initial source of financing from issuance of common stock and an advance from an affiliate. As shown in the financial statements, Immunosyn had an accumulated deficit and a working capital deficit as of December 31, 2009 which is considered insufficient to fund operations over the next 12 months. Management may try to raise additional capital through sales of common stock and may seek financing from third parties. These conditions raise substantial doubt about Immunosyn’s ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Note 3.  LICENSE RIGHTS AND RESTATEMENT

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

Ownership, Patents and Trademarks

Argyll Biotech retains full ownership of its intellectual property, including intellectual property that is jointly-developed by the parties. Argyll Biotech is required by its license agreement with the Company to take reasonable steps to protect its intellectual property from third-party infringement, and to defend Immunosyn against charges of infringement that refer, relate or pertain to Immunosyn’s marketing, sale and distribution of SF-1019.

Immunosyn Corporation
(A Development Stage Company)
Notes To Financial Statements

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

Restatement

In March 2010, after reconsidering ASC 350-20, “Goodwill and Other Intangible Assets” and paragraph 11c of  ASC , the Company determined it was appropriate to write off of the intangible asset at inception of the agreement as the license had no alternative future use and was therefore research and development expense at the date it was acquired.  This reduced the total assets for December 31, 2008, 2007 and 2006 by $400,000 and increased net loss for the period August 3, 2006 (inception) through December 31, 2006 and increased accumulated deficit for each period since inception.

Note 4.  ADVANCES FROM AFFILIATES

Since inception, Immunosyn was advanced $1,060,570 of which $660,275 remains due at December 31, 2009 from Argyll Equities, LLC and Argyll Biotech who together own approximately 59% of Immunosyn’s common stock. These advances are unsecured and are to be repaid on demand. Interest expense in the amount of $159,166 since inception, $71,780 in 2009, $61,326 in 2008 was imputed using an annual rate of 7.5%. Advances from Stephen D. Ferrone, CEO and President of Immunosyn, in the amount of $8,559 as of December 31, 2009 are due and payable as of December 31, 2009 are included in advances from affiliates.

On December 4, 2009, a settlement was reached in a lawsuit involving Argyll Equities and Immunosyn whereby Argyll Equities was required to forgive $400,000 of the amount owed to Argyll Equities by Immunosyn.  See note 8 for details.

Note 5.  ACCRUED LEGAL SETTTLEMENT

A complaint (the "Complaint") was filed on August 25, 2009 by Myron W. Wentz, a shareholder of Immunosyn, in the United States District Court for the Southern District of California that named as defendants Argyll Biotech, the Company and Does 1-10.  The Complaint alleged, among other things, that Argyll Biotech breached its contract with the plaintiff and that the Company tortiously interfered with Argyll Biotech’s contract with the plaintiff.  The Complaint sought damages in the amount of $1,948,000 plus pre- and post-judgment interest; consequential damages and attorney’s fees in an amount to be proven at trial for breach of contract or tortious interference with contract; an Order compelling Argyll Biotech to provide 14,984,615 shares of common stock of the Company to Dr. Wentz; and attorneys fees in an amount to be proven at trial.  On February 1, 2010, a default judgment was entered against Immunosyn in favor of the plaintiff, Dr. Wentz, in the United States District Court for the Southern District of California in the amount of $1,948,000 plus post-judgment interest in accordance with the law. Both have been accrued as of December 31, 2009.  See note 8 for details.

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

Immunosyn Corporation
(A Development Stage Company)
Notes To Financial Statements

Immunosyn entered into a 12 month contract with The Blaine Group, Inc. (TBG) on October 12, 2007 for TBG to undertake a national financial public relations and investors relations campaign for Immunosyn.  As part of this contract, TBG agreed to handle all public relations matters for Immunosyn.  This contract shall continue until terminated by either party with thirty days written notice.  Immunosyn agreed to pay TBG $1,500 per month in restricted stock.  As a result, a total of 743 and 20,213 shares of common stock were earned by TBG in 2007 and 2008, respectively, and a total of 20,976 shares of common stock were issued to TBG in 2008.  This agreement with The Blain Group was amended on December 12, 2009 to reflect that no further stock would be due to The Blaine Group as part of their monthly retainer.  See note 8 for details.

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

On September 29, 2008, Immunosyn entered into a 6 month contract with Bear Creek Advisors, LLC (Bear Creek) to provide consulting services for Immunosyn. Immunosyn agreed to pay Bear Creek 30,000 shares of restricted common stock for these services. Immunosyn issued 10,000 of these shares to Bear Creek on October 8, 2008 and allocated another 10,000 shares to be issued on November 28, 2008.  On January 7, 2010, Immunosyn and Bear Creek agreed that the 10,000 shares which Immunosyn had allocated on November 28, 2008 would not be issued to Bear Creek and that no additional shares would be due to Bear Creek.  The 10,000 shares forfeited by Bear Creek and the associated $3,300 are accounted for as of December 31, 2009.

1,689,000 shares of common stock of the Company were acquired and placed in the treasury on March 23, 2009 as part of a settlement agreement with a shareholder.  The purchase price was zero.  These 1,689,000 shares were retired and returned to authorized capital on December 31, 2009.

On December 14, 2009 as part of a settlement for a law suit filed on December 19, 2007 by a shareholder, Leon S. Segen, Argyll Equities, LLC retired 2,950,000 shares of common stock of the Company.  See note 8 for details.

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

No options had been granted as of December 31, 2009.

Note 7.  INCOME TAXES

Deferred taxes are provided on a liability method whereby deferred tax assets are recognized for deductible temporary differences, and deferred tax liabilities are recognized for taxable temporary differences. Temporary differences are the differences between the reported amount of assets and liabilities and their tax basis. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.  Since inception, Immunosyn has incurred net losses and, therefore, has no tax liability. The net deferred tax asset generated by the loss carry-forward has been fully reserved. The cumulative net operating loss carry-forward is approximately $5,000,000 at December 31, 2009 and will expire beginning 2026.

Deferred tax assets consisted of the following as of December 31:

	2009	2008
Net Operating Losses	$1,713,000	$657,879
Less: valuation allowance	(1,713,000)	(657,879)
Net deferred tax asset	-	-

Immunosyn Corporation
(A Development Stage Company)
Notes To Financial Statements

Note 8.  COMMITMENTS AND CONTINGENT LIABILITIES

On October 12, 2007, Immunosyn entered into a 12 month contract with The Blaine Group, Inc. (TBG) for TBG to undertake a national financial public relations and investors relations campaign for Immunosyn.  As part of this contract, TBG agreed to handle all public relations matters for Immunosyn.  This contract shall continue until terminated by either party with thirty days written notice.  Immunosyn agreed to pay TBG $10,000 as a monthly retainer fee.  $8,500 of this retainer is payable in cash and $1,500 in restricted stock to be valued at current market value on the date of issue. On December 12, 2009, the agreement was amended to require the Company to pay TBG in cash, rather than in restricted stock, the $1,500 portion that was originally to be paid in stock from January 1, 2009 through December 12, 2009. This amendment also called for the retainer fee payable to TBG by Immunosyn from December 12, 2009 forward to be $5,000 per month. This $5,000 retainer is payable in cash. This contract shall continue until terminated by either party with thirty days written notice.

Pursuant to a subpoena dated January 20, 2006 issued by the Securities and Exchange Commission to an affiliate of Argyll Biotech in proceedings captioned In the Matter of Directors Financial Group, Ltd. and In The Matter of Prime Bank Securities, and pursuant to subpoenas issued by the SEC to affiliates of Argyll Biotech on March 30, 2006 and to Immunosyn on December 15, 2006 in a proceeding captioned In The Matter of The Argyll Group, LLC, Immunosyn and its affiliates have been asked to produce all documents concerning a wide variety of topics including many related directly to Immunosyn. Immunosyn and Argyll Biotech’s affiliates actively cooperated with the SEC and produced documents responsive to these subpoenas, completing their responses in early August 2007.  The Directors Financial Group matter was resolved in June 2006 through a settlement between the SEC and the parties to the proceeding, and, accordingly, Immunosyn will not be required to respond further to that subpoena.  Immunosyn had had no further communication with the SEC regarding the remaining subpoenas since January 2007 until March 2009.  On or about March 17, 2009, representatives of both Immunosyn and Argyll Biotech became aware that they had received additional subpoenas from the SEC on or about March 6, 2009 (the “March 2009 Subpoenas”).  In addition, on or about June 4, 2009, Immunosyn directors and officers, Douglas A. McClain, Jr. and Stephen Ferrone, received subpoenas from the SEC (the “June 2009 Subpoenas”) as did James T. Miceli, a director and officer of Argyll Biotech, and Douglas A. McClain, Sr.  Immunosyn and Argyll Biotech subsequently learned from the SEC that the March 2009 Subpoenas and the June 2009 Subpoenas would be treated as voluntary requests.   On or about September 11, 2009, Immunosyn and Immunosyn directors and officers, Douglas A. McClain, Jr. and Stephen Ferrone, received additional subpoenas from the SEC as did James T. Miceli, a director and officer of Argyll Biotech, and Douglas A. McClain, Sr.  The Company and its affiliates have responded to these subpoenas.

On March 19, 2008, a shareholder of the Company, Deborah Donoghue, commenced two actions — one in the U.S. District Court for the Southern District of California and the other in the U.S. District Court for the Southern District of New York – derivatively on behalf of the Company to recover alleged short-swing profits from several alleged statutory insiders of the Company, including Company officer and director Douglas A. McClain Jr.  The actions include the Company as a nominal defendant only and do not allege any claims of liability against the Company.  Donoghue withdrew the New York action in April 2008 and the California action has been stayed pending resolution of the related earlier-filed action by shareholder Leon Segen which has been settled.

On or about July 27, 2006, Daval filed suit in the High Court of Justice, Chancery Division in London, England against Argyll Biotech and five of Argyll Biotech’s research scientists and others, including Douglas McClain, Sr., seeking an injunction and damages or an account of profits based on allegations of breach by the scientists and Mr. McClain of confidentiality agreements with Daval, breaches by such persons of their fiduciary duties and conspiracy by Argyll Biotech and certain of its shareholders to wrongfully disclose and use Daval’s alleged trade secrets.  These proceedings do not allege infringement of any Daval patent whether by Argyll Biotech or any of the other defendants.  Argyll Biotech has filed its defenses and continues to investigate the merits of the suit and the basis of its defenses including, among other grounds, that one of the active ingredients in SF-1019 is based on independent research by Argyll Biotech’s research scientists, and the method of producing SF-1019 is materially different from Daval’s process. The action had been listed for trial in the UK in January 2009 but, in December 2008, the High Court in London ordered that the trial be rescheduled for a later date likely to be in 2010. Immunosyn is not involved in this litigation.

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

Immunosyn Corporation
(A Development Stage Company)
Notes To Financial Statements

A complaint (the "Complaint") was filed on August 25, 2009 by Myron W. Wentz, a shareholder of Immunosyn, in the United States District Court for the Southern District of California that named as defendants Argyll Biotech, the Company and Does 1-10.  The Complaint alleged, among other things, that Argyll Biotech breached its contract with the plaintiff and that the Company tortiously interfered with Argyll Biotech’s contract with the plaintiff.  The Complaint sought damages in the amount of $1,948,000 plus pre- and post-judgment interest; consequential damages and attorney’s fees in an amount to be proven at trial against Argyll Biotech for breach of contract; an Order compelling Argyll Biotech to provide 14,984,615 shares of common stock of the Company to Dr. Wentz; and attorneys fees in an amount to be proven at trial.  On February 1, 2010, a default judgment was entered against Immunosyn in favor of the plaintiff, Dr. Wentz, in the United States District Court for the Southern District of California in the amount of $1,948,000.00 plus post-judgment interest in accordance with the law.  In addition, a default judgment was entered against Argyll Biotech in the amount of $1,948,000 plus post-judgment interest in accordance with the law plus attorney fees in the amount of $49,901. See Note 5 to audited financial statements.

On August 24, 2009, a complaint was filed by Denise Campbell on behalf of a putative class in the United States District Court for the Southern District of Texas that names as defendants Immunosyn, Argyll Biotech, James T. Miceli, Douglas A. McClain, Jr., Frank Morales, Argyll Equities, LLC, Stephen Ferrone and Douglas A. McClain, Sr.  The complaint alleges, among other things, that the defendants have made false and/or misleading statements concerning Immunosyn and SF-1019 in filings with the SEC in violation of the Securities Exchange Act of 1934, as amended, including Section 10b-5 thereof, including, without limitation, that the Food & Drug Administration had not approved SF-1019 for human injection, that SF-1019 had not received compassionate waiver status, that SF-1019 was on clinical hold, that SF-1019 had negative results in certain safety studies, that SF-1019 was being sold by the defendants outside of the exclusive license held by Immunosyn and that Alan Osmond was being paid to promote SF-1019; defendants have committed fraud in their SEC disclosures and on their websites; defendants have engaged in civil conspiracy; defendants have been unjustly enriched through the sale of Immunosyn stock; and James T. Miceli, Douglas A. McClain, Sr. and Douglas A. McClain, Jr. have committed RICO violations and conspired to violate RICO.  The complaint seeks damages in an amount to be proven at trial, plus interest, costs and attorneys fees.  The parties, including Immunosyn, answered the complaint on October 16, 2009.  An initial telephonic pretrial among attorneys was held on January 19, 2010 and discovery has commenced.  The Defendants have filed Motions to Dismiss upon which the Court has not yet ruled.  Defendants’ Motion to Dismiss is based on lack of federal jurisdiction and Plaintiff’s failure to allege sufficient facts to establish a class action.

Immunosyn recently learned that a complaint (the "Complaint") had been filed on November 24, 2009 by Robert Albergo and David Irwin in the United States District Court for the Southern District of California that names as defendants, amongst others, the Company and its directors and officers, Douglas A. McClain, Jr. and Stephen Ferrone.  The Complaint alleges, among other things, that certain of the defendants, including the Company, McClain and Ferrone, have made false and/or misleading statements concerning Immunosyn and SF-1019 in filings with the SEC in violation of the Exchange Act, including Section 10b-5 thereof, have committed RICO violations and conspired to violate RICO and have engaged in civil conspiracy.  The Complaint seeks multiple forms of relief including compensatory damages in an amount to be proven at trial, punitive damages and treble damages, plus interest, costs and attorneys fees.  Immunosyn intends to vigorously defend against the allegations contained in the Complaint which it believes to be untrue and without merit and to have been brought against it for an improper purpose.

On December 19, 2007, a shareholder of Immunosyn, Leon S. Segen, commenced an action in the Southern District of New York derivatively on behalf of Immunosyn to recover alleged short-swing profits from several alleged statutory insiders of Immunosyn, including Immunosyn officer and director Douglas A. McClain Jr. The action includes Immunosyn as a nominal defendant only and does not allege any claims of liability against Immunosyn.  On December 4, 2009, the parties entered into a settlement agreement, subject to approval of the court which was subsequently obtained, pursuant to which the defendants agreed to pay Immunosyn the sum of $475,000 consisting of a cash payment of $75,000 (for legal fees for plaintiff’s counsel) and the forgiveness of $400,000 of indebtedness of Immunosyn to defendant Argyll and to retire 2,950,000 shares of Immunosyn common stock held by defendant Argyll Equities to the treasury of Immunosyn.  The 2,950,000 shares of Immunosyn stock were retired to the treasury of Immunosyn on December 14, 2009, the payment was made on December 4, 2009 and December 11, 2009 and the debt was forgiven as of December 4, 2009.  See note 6 for details.

Immunosyn has been provided with rent-free office space for two executive offices under a monthly oral agreement with no specific term from its affiliate and shareholder, Argyll Biotech.  It is uncertain how long Argyll Biotech will continue providing office space or on what terms space will continue to be provided to Immunosyn in the future. At present, Immunosyn does not require dedicated office space.

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

Immunosyn Corporation
(A Development Stage Company)
Notes To Financial Statements

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

Management Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining effective internal control over financial reporting. Under the supervision of our Principal Executive Officer and Principal Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2009 using the criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. In our assessment of the effectiveness of internal control over financial reporting as of December 31, 2009, we determined that there were internal control deficiencies that constituted material weaknesses, as described below.

The material weakness relates to the lack of segregation of duties in financial reporting, as our financial reporting and all accounting functions are performed by a third party with no oversight by a professional with accounting expertise. Our Principal Executive Officer and Principal Financial Officer do not possess accounting expertise and our company does not have an independent audit committee. This weakness is due to the Company’s lack of working capital to hire additional staff. To remedy this material weakness, we intend to engage another accountant to assist with financial reporting as soon as our finances will allow.

In light of the existence of these control deficiencies, we concluded that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis by our internal controls.

As a result of the material weaknesses described above, management has concluded that we did not maintain effective internal control over financial reporting as of December 31, 2009 based on criteria established in Internal Control -Integrated Framework issued by COSO.

This annual report does not include an attestation report of our registered public accounting firm regarding our internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm due to temporary rules of the SEC that permit us to provide only the conclusions to management’s report in this annual report.

Changes in Internal Controls

In our efforts to continuously improve our internal controls, management intends to take steps, when funding permits, to enhance controls and procedures subsequent to December 31, 2009 as part of our remediation efforts in addressing the material weaknesses described in our Annual Report on Form 10-K for the year ended December 31, 2008.  One of the steps management intends to take is to increase documentation around certain authorization and review controls.

Immunosyn did not request an audit of internal controls and procedures from its auditors for the year ended December 31, 2009.

Item 8B.	Other Information.

None.

PART III

Item 9.	Directors, Executive Officers, and Corporate Governance.

Set forth below is information regarding the Company’s current directors and executive officers.  There are no family relationships between any of our directors or executive officers.  The directors are elected periodically by stockholders.  The executive officers serve at the pleasure of the Board of Directors.

Name	Age	Title
Stephen D. Ferrone	59	President and Chief Executive Officer, Director
Douglas A. McClain, Jr.	35	Chairman of the Board, Chief Financial and Accounting Officer, Secretary, Director

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

DOUGLAS A. MCCLAIN, JR., Chairman of the Board, Chief Financial and Accounting Officer, Secretary, Director

Mr. McClain is a financial executive with more than 10 years of experience.  In 2002, Mr. McClain co-founded Argyll Equities, LLC and its affiliates (including Argyll Biotech), a boutique private equity investment banking and corporate finance firm, where he serves as an executive officer and director.  In 1999, he joined International Profit Associates, a business consulting firm, as a Senior Executive responsible for mergers and acquisitions and corporate finance, where he was employed until 2001.  From 2001 to 2002, Mr. McClain was a business consultant.  Mr. McClain graduated with a Bachelor of Business Administration in Finance from Mercer University’s Stetson School of Business and Economics in 1996.  Mr. McClain was a founder of the Company and has been a director and officer since inception in August 2006.  Mr. McClain resigned as Chief Financial Officer and Chief Accounting Officer of the Company effective the close of business on Friday, October 19, 2007, but resumed such positions on February 1, 2008.  He is also Chairman of the Board of Directors and Secretary of the Company.

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

Based solely upon a review of Forms 3, 4 and 5 furnished to us for the fiscal year ended December 31, 2009, we have determined that our directors, officers and greater than 10% beneficial owners, except as provided below, complied with all applicable Section 16 filing requirements.

Padmore Holdings, Ltd., Argyll Biotechnologies, LLC, Argyll Equities, LLC, James T. Miceli and Douglas A. McClain Jr. were late in filing one or more transactions on Form 4 or 5.  We have informed the above individuals and entities of the status of their filings and understand that appropriate filings will be made.

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

In 2009, Stephen D. Ferrone, our President and Chief Executive Officer had his annual salary of $3,000 per month accrued.  Pursuant to amendments to his Employment Agreement with the Company, Mr. Ferrone agreed to allow the Company to accrue his compensation after August 19, 2008.  Mr. Ferrone does not receive any non-cash compensation. We believe that this salary is below the market salary for someone of Mr. Ferrone’s qualifications; however in negotiations between the Company and Mr. Ferrone, this amount was considered appropriate given the developmental status of the Company. We believe that Mr. Ferrone’s equity holdings in the Company provide him with an incentive to improve the Company’s performance.

Douglas A. McClain, Jr., our Chief Financial and Accounting Officer, did not receive compensation from the Company in 2009 and does not currently receive any such compensation. We believe that this is appropriate given the developmental status of the Company and in light of the Mr. McClain’s significant indirect equity stake in the Company through Argyll Equities and Argyll Biotech.

We do not currently believe that it is appropriate to issue equity based compensation, although the Company has established a stock option plan for employees, directors and consultants and reserved 7,450,000 shares for issuance under such plan.

The following table sets forth information concerning all cash and non-cash compensation awarded to, earned by or paid to the named executive officers during the 2009 fiscal year:

Summary Compensation Table – 2009

Name and Position (a)	Year (b)	Salary ($) (c)	Bonus ($) (d)	Stock Awards ($) (e)	Option Awards ($) (f)	Non-Equity Incentive Plan Compensation ($) (g)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($) (h)	All Other Compensation ($) (i)	Total ($) (j)

Stephen D. Ferrone, President and CEO	2009	36,000	0	0	0	0	0	0	36,000

Douglas A. McClain, Jr., Chief Financial and Accounting Officer	2009	0	0	0	0	0		0	0

Narrative Disclosure to Summary Compensation Table

Effective October 15, 2007, Stephen D. Ferrone and the Company entered into an Employment Agreement (the “Ferrone Employment Agreement”) pursuant to which Mr. Ferrone is employed by the Company as its President and Chief Executive Officer, as described below.  In addition, Argyll Biotechnologies, LLC has agreed to nominate and/or cause Mr. Ferrone to be elected to the Company’s Board of Directors at each annual meeting of stockholders during the Term.  The term of the Ferrone Employment Agreement began on October 15, 2007 and will terminate on December 31, 2010, unless earlier terminated, and will automatically extend for each succeeding one year period unless either party provides the other with a written notice at least 30 days prior to the end of the then current Term advising that the party providing the notice shall not agree to so extend the Term (the “Term”).  The Ferrone Employment Agreement automatically extended for one year in 2009.

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

Effective August 19, 2008, Mr. Ferrone and the Company entered into a Second Amendment to the Ferrone Employment Agreement pursuant to which the parties agreed to defer all of Mr. Ferrone’s base salary for the period beginning on August 19, 2009 and ending on December 31, 2009, to be paid in its entirety without interest in a lump sum on December 31, 2009.

 Effective December 31, 2009, Mr. Ferrone and the Company entered into a Third Amendment to the Ferrone Employment Agreement pursuant to which the parties agreed to defer all of Mr. Ferrone’s base salary for the period beginning on August 19, 2009 and ending on December 31, 2009 and all of Mr. Ferrone’s base salary for the period beginning on January 1, 2010 and ending on December 31, 2010, to be paid in its entirety without interest in a lump sum on December 31, 2010.

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

Outstanding Equity Awards at Fiscal Year-End

We did not award any stock options or other equity incentive plan awards to any above named executive officer during fiscal 2009 and there are no stock options or other equity incentive plan awards outstanding as of the end of fiscal 2009.

Non-Employee Director Compensation

For fiscal 2009, we did not pay any compensation to any of our directors.  The Company has no formal plan for Director compensation, but anticipates that it will reimburse the reasonable and customary expenses of any non-employee Directors associated with their service on the Board, including travel expenses and standard fees for attending board and committee meetings.  In addition, the Company has established the Immunosyn 2006 Stock Option Plan (the “Plan”) for employees, directors and consultants and reserved 7,450,000 shares for issuance under the Plan.  At the date hereof, no options have been issued under this Plan.

Compensation Committee Interlocks and Insider Participation

We do not have a compensation committee.  Various members of our Board of Directors participated in deliberations concerning executive officer compensation. Douglas McClain, Jr., a member of our Board and our Chief Financial and Accounting Officer, is a shareholder and officer of Argyll Equities and Argyll Biotech. For more information regarding this relationship, please see Item 12-Certain Relationships and Related Transactions, and Director Independence.

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

Security Ownership of Certain Beneficial Owners and Management

The following table lists stock ownership of our Common Stock as of March 30, 2010.  The information includes beneficial ownership by (i) holders of more than 5% of our Common Stock, (ii) each of our directors and executive officers and (iii) all of our directors and executive officers as a group.  Except as noted below, to our knowledge, each person named in the table has sole voting and investment power with respect to all shares of our Common Stock beneficially owned by them.

Name and Address of Beneficial Owner	Director/Officer	Amount and Nature of Beneficial Ownership (1)	Percentage of Class

Argyll Biotechnologies LLC (2) 10815 Rancho Bernardo Road, Suite 101 San Diego, CA 92127		145,363,798	54.33%

Padmore Holdings, Ltd. (3) 1100 N.W. Loop 410, Suite 207 San Antonio, TX 78213		13,880,550	5.19%

Clairsvelle Holdings, Ltd. (4) 1100 N.W. Loop 410, Suite 207 San Antonio, TX 78213		19,740,000	7.38%

Argyll Equities LLC (5) 10815 Rancho Bernardo Road, Suite 101 San Diego, CA 92127		11,758,287	4.39%

James T. Miceli (7) 10815 Rancho Bernardo Road, Suite 101 San Diego, CA 92127		91,880,427.5	34.37%

Douglas A. McClain, Jr. (6) 10815 Rancho Bernardo Road, Suite 101 San Diego, CA 92127	Chief Financial and Accounting Officer and Secretary, Director	108,647,290.5	40.61%

Stephen D. Ferrone (8) 220 Savanna Court Lake Forest, IL 60045	President and Chief Executive Officer, Director	1,450,000	.54%

All directors and officers as a group (two persons)		106,080,532	39.65%
____________
(1)	Includes in each case shares of Common Stock that may be issued upon exercise of options or warrants that are exercisable within 60 days for the subject individual only, if any. Percentages are computed on the basis of 267,552,719 shares of Common Stock outstanding as of March 30, 2010. All shares are directly owned unless otherwise indicated.
(2)	A Delaware limited liability company owned 50% by James T. Miceli and 50% by Douglas McClain Jr.
(3)	A British Virgin Islands entity, with Mr. Lynn Booker having voting and dispositive control, and owned 45% by James T. Miceli, 45% by Douglas McClain Jr., and 10% by Douglas McClain Sr.
(4)	A British Virgin Islands entity, with Mr. Lynn Booker having voting and dispositive control, and owned by Douglas McClain Jr.
(5)	A Texas limited liability company owned 50% by Douglas McClain Jr. and 50% James T. Miceli.
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

(7)
Including Mr. Miceli’s undivided interests in Argyll Biotech, Padmore Holdings and Argyll Equities; his indirect beneficial ownership in 2,000,000 shares held by each of the Kaitlyn Miceli Trust, the Ryan Miceli Trust and the Steven Miceli Trust through his role as trustee of such trusts; 500,000 shares held directly by Mr. Miceli, 138,000 shares held through his personal 401(k) plan and 435,137 shares held through his Individual Retirement Account.  Does not include 12,710,000 shares held by Mr. Miceli's wife as to which he disclaims beneficial ownership.

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

The Company has entered into an exclusive license agreement with Argyll Biotech, an affiliate of the Company that owns approximately 54% of the Company’s issued and outstanding Common Stock as of March 30, 2010.  The exclusive license agreement, including, without limitation, the fees established in that agreement, will be between related entities, was not negotiated in an arms-length transaction and does not necessarily bear any relationship to established or traditional methods of valuing such fees.  No independent audit or verification of the license fee has been made to determine its fairness to Immunosyn.  In March 2010, after reconsidering ASC 350-20, “Goodwill and Other Intangible Assets” and paragraph 11c of  ASC , the Company determined it was appropriate to write off of the intangible asset at inception of the agreement as the license had no alternative future use and was therefore research and development expense at the date it was acquired. See Note 3 to audited financial statements.

If the proceeds received by Argyll Biotech from the sale of the Company’s stock are inadequate to accomplish development and regulatory approval of SF-1019, we will pay the deficiency through a fee equal to three and one-half per cent (3-1/2%) of Immunosyn’s gross sales of SF-1019, in addition to the cost of product purchases from Argyll Biotech.  The license fee is deemed earned when paid and there are no restrictions on the release or use of the license fee paid to Argyll Biotech, which may be used in Argyll Biotech’s discretion for any purpose.  No refund will be owed by Argyll Biotech in the event the cost of development and regulatory approval is substantially less than the fee, nor are there any penalties owed by Argyll Biotech if it fails to accomplish product development or obtain regulatory approval for its distribution.  The Company’s inability or failure to pay any license fees when due will adversely affect the Company’s licensed rights.  As those rights will be the Company’s sole and primary asset, if the Company is unable to maintain those rights, the Company will lose substantially all of its value.

Douglas A. McClain, Jr., our Chief Financial and Accounting Officer, Corporate Secretary and a Director of the Company, is a shareholder and an officer of Argyll Equities and Argyll Biotech, shareholders of the Company.  As discussed above, the Company is a party to the exclusive license agreement with Argyll Biotech, the Company’s principal asset.

The Company has been provided with rent-free office space for two executive offices under a monthly oral agreement with no specific term from its affiliate and shareholder, Argyll Biotech.  It is uncertain how long Argyll Biotech will continue providing office space or on what terms space will continue to be provided to the Company in the future.

In addition, since inception, Immunosyn has borrowed a total of $1,060,570 from Argyll Equities, LLC and Argyll Biotech who together own approximately 59% of Immunosyn’s Common Stock.  On December 4, 2009, a settlement was reached in a law suit involving Argyll Equities whereby Argyll Equities was required to forgive $400,000 of the amount owed to Argyll Equities by Immunosyn as a result of which $660,275 remains due to Argyll Biotech and Argyll Equities at December 31, 2009.  These advances are unsecured and are to be repaid on demand.  Interest expense in the amount of $159,166 since inception including $71,780 in 2009 was accrued using an annual rate of 7.5%.  Advances from Stephen D. Ferrone, President and CEO of the Company, in the amount of $8,559 are due and payable.

Douglas A. McClain Sr., the beneficial owner of a 10% interest in Padmore which owns 13,880,550 shares of Common Stock in the Company, is the father of Douglas A. McClain, Jr., who is a Director, as well as the Chief Financial and Accounting Officer and Secretary of the Company.  Including Douglas A. McClain Jr.’s undivided interest in Padmore, Argyll Biotech and Argyll Equities, the McClain’s control a total of 104,630,532 shares of Common Stock, or approximately 39.11% of the Company’s Common Stock.

Director Independence

 Neither Douglas A. McClain, Jr. nor Stephen D. Ferrone is an “independent director” as such term is defined in the Nasdaq Marketplace Rules.

Item 13.	Principal Accountant Fees and Services.

The following table presents the fees for professional audit services rendered by MaloneBailey, LLP for the audit of the Company’s annual financial statements for the fiscal years ended December 31, 2008 and 2009 and fees for other services rendered by MaloneBailey, LLP during such periods:

Fee Category	Fiscal 2008		Fiscal 2009
Audit Fees		$40,000	$45,000
Audit-Related Fees		$0	$0
Tax Fees		$5,200	$0
All Other Fees	$
Total Fees		$45,200	$45,000

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

All of the services for 2008 and 2009 were performed by the full-time, permanent employees of MaloneBailey, LLP

PART IV

Item 14.	Exhibits and Financial Statement Schedules.

(a)           The following documents are filed as part of this Report:

1.	Financial Statements:

Report of Independent Registered Public Accounting Firm Balance Sheet Statement of Expenses Statement of Cash Flows Statement of Changes in Shareholders’ Equity (Deficit) Notes to Financial Statements

2.	Financial Statement Schedules:

None

3.	Exhibits

The following exhibits are filed with, or incorporated by reference into, this Report.

Exhibit Number	Description
3.1 (a)	Certificate of Incorporation of Immunosyn Corporation, filed with the Secretary of State of the State of Delaware on August 3, 2006.
3.2 (a)	By-laws of Immunosyn Corporation.
10.1 (a)	License Agreement between Immunosyn Corporation and Argyll Biotechnologies, LLC, dated as of September 28, 2006.
10.2 (b)	Amended and Restated License Agreement between Immunosyn Corporation and Argyll Biotechnologies, LLC, dated as of October 25, 2007, effective as of September 26, 2006.
10.3 (a)	Form of Lock-Up Agreement.
10.4 (e)	Form of Amended and Restated Lock-Up Agreement.
10.5 (a)	Immunosyn 2006 Stock Option Plan.
10.6 (c)	Employment Agreement effective as of October 15, 2007 between Stephen Ferrone and the Company.
10.7 (d)	First Amendment to Employment Agreement of Stephen Ferrone effective November 15, 2007 between the Company and Stephen Ferrone.
10.8 (c)	Employment Agreement effective as of October 22, 2007 between David Criner and the Company.
10.9 (d)	First Amendment to Employment Agreement of David Criner effective November 15, 2007 between the Company and David Criner.
10.10(f)	Second Amendment to Employment Agreement of Stephen Ferrone, dated August 19, 2008 between the Company and Stephen Ferrone.
10.11*	Third Amendment to Emplyoment Agreement of Stephen Ferrone, effective December 31, 2009 between the Company and Stephen Ferrone.
14.1 (e)	Code of Ethics.
23.1*	Consent of MaloneBailey, LLP
31.1*	Certification of Stephen D. Ferrone, Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Douglas A. McClain, Jr., Chief Financial and Accounting Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Stephen D. Ferrone, Chief Executive Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of Douglas A. McClain, Jr., Chief Financial and Accounting Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
____________________________
*	Exhibit filed with this Report.

(a)
Incorporated by reference to the Company’s Registration Statement on Form SB-2 (File No. 333-137881) filed with the Securities and Exchange Commission (the “SEC”) on October 6, 2006, as amended November 3, 2006 and December 22, 2006.

(b)	Incorporated by reference to the Company’s Current Report on Form 8-K, filed with the SEC on October 25, 2007.
(c)	Incorporated by reference to the Company’s Current Report on Form 8-K, filed with the SEC on October 23, 2007.
(d)	Incorporated by reference to the Company’s Current Report on Form 8-K, filed with the SEC on November 19, 2007.
(e)	Incorporated by reference to the Company’s Annual Report on Form 10-KSB for the fiscal year ended December 31, 2006, filed with the SEC on March 30, 2007.
(f)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2009, filed with the SEC on May 18, 2009.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

IMMUNOSYN CORPORATION

Dated: April 14, 2010	By:	/s/ Douglas A. McClain, Jr.
Douglas A. McClain, Jr. Chief Financial and Accounting Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated:

Signature	Title	Date

/s/ Stephen D. Ferrone	President, Chief Executive Officer, Director	April 14, 2010
Stephen D. Ferrone	(Principal Executive Officer)

/s/ Douglas A. McClain, Jr.	Chief Financial and Accounting Officer, Director	April 14, 2010
Douglas A. McClain, Jr.	(Principal Financial nd Accounting Officer)