Form 10-Q
period 2010-03-31
IMMUNOSYN CORP
filed 2010-05-24
CIK 1375623

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2010

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

As of May 24, 2010, the Company had 267,552,719 shares of Common Stock issued and outstanding.

 PART I

Item 1.	Financial Statements.

Immunosyn Corporation
(A Development Stage Company)
Balance Sheets
(unaudited)

	March 31, 2010	December 31, 2009
ASSETS

Current Assets
Cash	$843	$976
Prepaid expenses	3,233	3,233
Total Current Assets	4,076	4,209

Property and equipment	6,433	6,433
Accumulated depreciation	(4,074)	(3,752)
Deposits	2,791	2,825
Total Assets	$9,226	$9,715

LIABILITIES AND SHAREHOLDERS’ DEFICIT

Current Liabilities
Accounts payable	$896,964	$604,417
Accounts payable – related party		251,716
Accrued expenses	6,060	6,060
Accrued compensation-related party	58,500	49,500
Accrued legal settlement payable	1,948,000	1,948,000
Advances from affiliates	713,786	668,834
Total Current Liabilities	3,623,310	3,528,527

Shareholders’ Deficit
Common stock, $0.0001 par value, 425,000,000 shares authorized, 267,552,719 issued and outstanding	26,755	26,755
Additional paid-in capital	1,576,334	1,563,870
Deficit accumulated during the development stage	(5,217,173)	(5,109,437)
Total Shareholders’ Deficit	(3,614,084)	(3,518,812)

Total Liabilities and Shareholders’ Deficit	$9,226	$9,715

See accompanying notes to unaudited financial statements.

Immunosyn Corporation
(A Development Stage Company)
Statements of Expenses
(unaudited)

	Three Months Ended March 31, 2010	Three Months Ended March 31, 2009	August 3, 2006 (inception) Through March 31, 2010
EXPENSES
General & Administrative	$83,469	$183,619	$5,011,860
Interest Expense	24,267	17,275	205,313
NET LOSS	(107,736)	$(200,894)	$(5,217,173)
Net loss per common share, basic and diluted	$(0.00)	(0.00)
Weighted average number of common shares outstanding	$270,671,853	$271,940,184	N/A

See accompanying notes to unaudited financial statements.

Immunosyn Corporation
(A Development Stage Company)
Statements of Cash Flows
(unaudited)

	Three Months Ended March 31, 2010	Three Months Ended March 31, 2009	August 3, 2006 (inception) through March 31, 2010
Cash flows from operating activities:
Net loss	$(107,736)	$(200,894)	$(5,217,173)
Adjustments to reconcile net loss to net cash used in operating activities:			400,000
Depreciation	322	322	4,074
Imputed interest on advances from affiliates	12,464	17,275	171,630
Services rendered for stock	-	6,349	618,664
Changes in:
Prepaid expenses and other assets	34	30,333	(6,024)
Accounts payable	40,831	64,350	896,964
Accrued expenses	9,000	11,300	2,012,560
Net cash used in operating activities	45,085	(70,965)	(1,119,305)

Cash flows from investing activities:
Purchase of property and equipment	-	-	(6,433)
Net cash used in investing activities	-	-	(6,433)

Cash flows from financing activities:
Net advances from affiliates	44,952	70,263	1,114,081
Sale of common stock	-	-	12,500
Net cash provided by financing activities	44,952	70,263	1,126,581

Net change in cash	(133)	(702)	843
Cash at beginning of period	976	2,052	-
Cash at end of period	$843	$1,350	$843
Supplemental Disclosures
Cash paid for interest	$-	$-	$-
Cash paid for income taxes	$-	$-	$-

Non-Cash Investing and Financing Activities
Treasury stock acquired with a purchase price of zero	$-	$169	$169

See accompanying notes to unaudited financial statements.

Immunosyn Corporation
(A Development Stage Company)
Notes To Unaudited Interim Financial Statements

Note 1 - BASIS OF PRESENTATION

The accompanying unaudited interim financial statements of Immunosyn Corporation (“Immunosyn” or the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission, and should be read in conjunction with Immunosyn’s audited 2009 year end financial statements and notes thereto contained in Immunosyn’s Annual Report on Form 10-K for the year ended December 31, 2009 filed with the Securities and Exchange Commission.  In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim period have been reflected herein.  The results of operations for interim periods are, however, not necessarily indicative of the results to be expected for the full year.  Notes to the financial statements which substantially duplicate the disclosure contained in the audited financial statements for fiscal 2009 as reported in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009 have been omitted.

The Company does not expect any recent accounting pronouncements to have a material effect on its financial position or results of operations.

Note 2 - GOING CONCERN

During the three months ended March 31, 2010 and since inception, Immunosyn has been unable to generate cash flows sufficient to support its operations and has been dependent on advances from its affiliates.  Advances from affiliates have not been sufficient to cover the Company’s expenses including the salary of its Chief Executive Officer which the Company has been unable to pay since August 2008.  In addition to negative cash flow from operations, Immunosyn has experienced recurring net losses and has a negative working capital.  These factors raise substantial doubt about Immunosyn’s ability to continue as a going concern.  The financial statements do not include any adjustments that might be necessary if Immunosyn is unable to continue as a going concern.

Note 3 - ADVANCES FROM AFFILIATES

As of March 31, 2010, $705,227 is owed by Immunosyn to Argyll Equities, LLC and Argyll Biotechnologies, LLC who together own approximately 59% of Immunosyn’s common stock.  These advances are unsecured and are due on demand.  Interest expense of $12,464 was imputed using an interest rate of 7.5% for the three months ended March 31, 2010 and is included in additional paid-in capital.  Advances from Stephen D. Ferrone, CEO and President of Immunosyn, of $8,559 as of March 31, 2010 are due and payable on demand and are included in advances from affiliates.  These advances are unsecured and carry no interest rate.  The Company has accrued for an additional $9,000 in compensation to Mr. Ferrone for a total balance of $58,500 at March 31, 2010.

Note 4 - SUBSEQUENT EVENTS

The Company evaluated all events or transactions that occurred after March 31, 2010 up through the date the Company issued these financial statements.  During this period, the Company did not have any material recognizable subsequent events.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Overview

Immunosyn is a development stage company that was formed in August 2006 and is headquartered in San Diego, California.  In September 2006, it executed an exclusive license agreement with an affiliated company, Argyll Biotechnologies, LLC (“Argyll Biotech”), in exchange for 147,000,000 shares of its Common Stock or approximately 54% of the outstanding shares of the Company’s Common Stock.  The license agreement was amended and restated in October 2007 and amended and restated again in May 2010.  Pursuant to the terms of the license agreement, as amended, the Company has an exclusive worldwide license to market, distribute and sell a biopharmaceutical drug product, currently referred to as SF-1019, for multiple uses including the treatment of a variety of diseases, subject to the receipt of appropriate regulatory approval in each jurisdiction where SF-1019 will be marketed, none of which has been applied for or received.  Under the terms of its exclusive license, Immunosyn also has a right of first offer to extend its exclusive license to include variants of SF-1019 that may be approved by various regulatory authorities for treatment of other diseases and pathologies.  Argyll Biotech is responsible for all research and product development, clinical testing, regulatory approvals, production and product support.  In accordance with the amended license agreement, the parties agreed that the cost of SF-1019 to the Company will be 40% of the gross sales price of SF-1019 as sold to a third party customer by the Company.

As a sales, marketing, and distribution channel for SF-1019, Immunosyn’s primary business strategy is to build a sales and marketing force and related resources so that if SF-1019 is approved for human use it can be sold; and secondly, to increase awareness and acceptance of SF-1019 in the medical community.

As of the date of this report, we have no revenue and limited operations.  Those operations have been principally funded by advances from affiliates.  Our ability to obtain additional funding will determine our ability to continue as a going concern.  From time to time, we have retained investment bankers and other financial advisors to assist us with our fundraising efforts; however, those efforts have not been successful to date.  We have one principal asset, our exclusive license from Argyll Biotech which is recorded on our books at zero, and one full-time and one part-time employee.  We do not expect to commence full scale operations or generate revenue unless and until Argyll Biotech accomplishes development and obtains regulatory approval for SF-1019.  Since incorporation, we have not made any significant purchases or sale of assets (other than our exclusive license from Argyll Biotech), nor have we been involved in any mergers, acquisitions or consolidations.

Results of Operations

To date, the Company has had no revenue and limited operations.  During the three months ended March 31, 2010 and since inception, Immunosyn has been unable to generate cash flows sufficient to support its operations and has been dependent on advances from its affiliates.  In addition to negative cash flow from operations, Immunosyn has experienced recurring net losses, and has a negative working capital.  During the three months ended March 31, 2010, the Company had a net loss of $107,736, an accumulated deficit of $5,217,173 and a working capital deficit of $3,619,234.  In addition, the Company has accounts payable and accrued expenses of $894,964 and $6,060, respectively, as of March 31, 2010.  See Note 2 of Notes to Unaudited Financial Statements for our going concern.

Currently, an affiliated company provides general support services to the Company, without charge.  In addition, as of March 31, 2010, Immunosyn owes Argyll Equities, LLC and Argyll Biotech, who together own approximately 59% of Immunosyn’s Common Stock, an aggregate of $713,786, including $44,952 which was borrowed during the three months ended March 31, 2010.  Interest expense in the amount of $171,630 was imputed on the aggregate advances, including $12,464 for the three months ended March 31, 2010, using an interest rate of 7.5% and is included in additional paid-in capital.  These advances are unsecured and repayable on demand.  In October 2007, the Company hired a Chief Executive Officer.  The Company has advances from the CEO in the amount of $8,559 as well which are due and payable on demand.  These advances are unsecured and carry no interest rate.  The Company has accrued for an additional $58,500 in compensation to the CEO.  In addition, the Company accrued for a default judgment rendered against it on February 1, 2010 in the amount of $1,948,000 plus post judgment interest in accordance with the law in its 2009 audited financial statements.

The Company’s funds have not been sufficient to cover its expenses resulting in a net loss, an accumulated deficit and a working capital deficit as described above.  See Note 2 of Notes to Unaudited Financial Statements.

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

The Company requires substantial future sources of capital in order to meet such anticipated expenditures and to continue its operations during the period Argyll Biotech accomplishes development of SF-1019 and seeks regulatory approval from US and/or foreign regulatory authorities.  The Company currently anticipates this process to be between three and five years and the amount of funds required to be between $14 million and $24 million.

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

See “Cautionary Statements Regarding Forward Looking Information” below and Item 1A – “Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009.

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

The Private Securities Litigation Reform Act of 1995 provides a safe harbor for forward-looking statements. In order to comply with the terms of the safe harbor, the Company cautions readers that a variety of factors could cause the Company’s actual results to differ materially from the anticipated results or other expectations expressed in the Company’s forward-looking statements. These risks and uncertainties, many of which are beyond the Company’s control, include, but are not limited to: (i) the Company’s ability to raise financing to fund its development and allow it to continue as a going concern; (ii) the effects of the economy on the Company’s ability to find and maintain financing options and liquidity; (iii) general economic conditions, both domestic and international; (iv) Argyll Biotech’s ability to accomplish development of SF-1019 and other products it may acquire or develop and license to the Company; (v) Argyll Biotech’s ability to obtain FDA and/or other regulatory approvals for SF-1019 and other products it may acquire or develop and license to the Company; (vi) competition from existing pharmaceutical, chemical and biotech companies and other participants in the drug and related markets; (vii) legal developments affecting the litigation experience of the Company including the results of any subpoenas issued to the Company or its affiliates by the SEC and any pending lawsuits involving the Company; (viii) the effectiveness of the Company’s efforts to hire qualified personnel; (ix) changes in regulatory requirements which could affect the cost and method of doing business; (x) the Company’s ability to achieve its business plan; (xi) corporate governance issues; (xii) credit, operations, legal and regulatory risks; (xiii) risks related to foreign operations; and (xiv) risks related to disclosure controls and/or internal controls or the lack thereof. There can be no assurance that the Company has correctly or completely identified and assessed all of the factors affecting the Company’s business. The Company does not undertake any obligation to publicly update or revise any forward-looking statements. See also Item 1A – Risk Factors in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2009.

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

Changes in Internal Controls

In our efforts to continuously improve our internal controls, management intends to take steps, when funding permits, to enhance controls and procedures as part of our remediation efforts in addressing the material weaknesses described above and in our Annual Report on Form 10-K for the year ended December 31, 2009. One of the steps management intends to take is to increase documentation around certain authorization and review controls.

PART II
OTHER INFORMATION

Item 1.	Legal Proceedings.

Pursuant to a subpoena dated January 20, 2006 issued by the Securities and Exchange Commission to an affiliate of Argyll Biotech in proceedings captioned In the Matter of Directors Financial Group, Ltd. and In The Matter of Prime Bank Securities, and pursuant to subpoenas issued by the SEC to affiliates of Argyll Biotech on March 30, 2006 and to Immunosyn on December 15, 2006 in a proceeding captioned In The Matter of The Argyll Group, LLC, Immunosyn and its affiliates have been asked to produce all documents concerning a wide variety of topics including many related directly to Immunosyn. Immunosyn and Argyll Biotech’s affiliates actively cooperated with the SEC and produced documents responsive to these subpoenas, completing their responses in early August 2007.  The Directors Financial Group matter was resolved in June 2006 through a settlement between the SEC and the parties to the proceeding, and, accordingly, Immunosyn will not be required to respond further to that subpoena.  Immunosyn had had no further communication with the SEC regarding the remaining subpoenas since January 2007 until March 2009.  On or about March 17, 2009, representatives of both Immunosyn and Argyll Biotech became aware that they had received additional subpoenas from the SEC on or about March 6, 2009 (the “March 2009 Subpoenas”).  In addition, on or about June 4, 2009, Immunosyn directors and officers, Douglas A. McClain, Jr. and Stephen Ferrone, received subpoenas from the SEC (the “June 2009 Subpoenas”) as did James T. Miceli, a director and officer of Argyll Biotech, and Douglas A. McClain, Sr.  Immunosyn and Argyll Biotech subsequently learned from the SEC that the March 2009 Subpoenas and the June 2009 Subpoenas would be treated as voluntary requests.   On or about September 11, 2009, Immunosyn and Immunosyn directors and officers, Douglas A. McClain, Jr. and Stephen Ferrone, received additional subpoenas from the SEC as did James T. Miceli, a director and officer of Argyll Biotech, and Douglas A. McClain, Sr.  The Company and its affiliates have responded to these subpoenas

On or about July 27, 2006, Daval filed suit in the High Court of Justice, Chancery Division in London, England against Argyll Biotech and five of Argyll Biotech’s research scientists and others, including Douglas McClain, Sr., seeking an injunction and damages or an account of profits based on allegations of breach by the scientists and Mr. McClain of confidentiality agreements with Daval, breaches by such persons of their fiduciary duties and conspiracy by Argyll Biotech and certain of its shareholders to wrongfully disclose and use Daval’s alleged trade secrets.  These proceedings do not allege infringement of any Daval patent whether by Argyll Biotech or any of the other defendants.  Argyll Biotech has filed its defenses and continues to investigate the merits of the suit and the basis of its defenses including, among other grounds, that one of the active ingredients in SF-1019 disclosed in Argyll Biotech’s 603 Application is based on independent research by Argyll Biotech’s research scientists, and the method of producing SF-1019 is materially different from Daval’s process. The action had been listed for trial in the UK in January 2009 but, in December 2008, the High Court in London ordered that the trial be rescheduled for a later date, likely to be during 2010. Immunosyn is not involved in this litigation.

On August 25, 2009, a complaint was filed by Myron W. Wentz, a shareholder of the Company, in the United States District Court for the Southern District of California that named as defendants Argyll Biotech, Immunosyn and Does 1-10.  The complaint alleged, among other things, that Argyll Biotech breached its contract with the plaintiff and that Immunosyn tortiously interfered with Argyll Biotech’s contract with the plaintiff.  The complaint sought damages in the amount of $1,948,000 plus pre- and post-judgment interest; consequential damages and attorneys fees in an amount to be proven at trial against Argyll Biotech for breach of contract; an order compelling Argyll Biotech to provide 14,984,615 shares of common stock of the Company to Dr. Wentz; and attorneys fees’ in an amount to be proven at trial. On February 1, 2010, a default judgment was entered against Immunosyn in favor of the plaintiff, Dr. Wentz, in the United States District Court for the Southern District of California in the amount of $1,948,000.00 plus post-judgment interest in accordance with the law.  The Company accrued for this default judgment in its 2009 audited financial statements.  A default judgment was also entered against Argyll Biotech.

On August 24, 2009, a complaint was filed by Denise Campbell on behalf of a putative class in the United States District Court for the Southern District of Texas that names as defendants Immunosyn, Argyll Biotech, James T. Miceli, Douglas A. McClain, Jr., Frank Morales, Argyll Equities, LLC, Stephen Ferrone and Douglass A. McClain, Sr.  The complaint alleges, among other things, that the defendants have made false and/or misleading statements concerning Immunosyn and SF-1019 in filings with the SEC in violation of the Securities Exchange Act of 1934, as amended, including Section 10b-5 thereof, including, without limitation, that the Food & Drug Administration had not approved SF-1019 for human injection, that SF-1019 had not received compassionate waiver status, that SF-1019 was on clinical hold, that SF-1019 had negative results in certain safety studies, that SF-1019 was being sold by the defendants outside of the exclusive license held by Immunosyn and that Alan Osmond was being paid to promote SF-1019; defendants have committed fraud in their SEC disclosures and on their websites; defendants have engaged in civil conspiracy; defendants have been unjustly enriched through the sale of Immunosyn stock; and James T. Miceli, Douglas McClain, Sr. and Douglas McClain Jr. have committed RICO violations and conspired to violate RICO.  The complaint seeks damages in an amount to be proven at trial, plus interest, costs and attorneys’ fees. The parties, including Immunosyn, answered the complaint on October 16, 2009.  An initial telephonic pretrial conference among attorneys was held on January 19, 2010 and discovery has commenced.  The defendants have filed a Motion to Dismiss upon which the Court has not yet ruled.  Defendants’ Motion to Dismiss is based on lack of federal jurisdiction and plaintiff’s failure to allege sufficient facts to establish a class action.  Immunosyn intends to vigorously defend against the allegations contained in the complaint which it believes to be untrue and without merit.

On November 24, 2009, a complaint was filed by Robert Albergo and David Irwin in the United States District Court for the Southern District of California that names as defendants, amongst others, the Company and its directors and officers, Douglas A. McClain, Jr. and Stephen Ferrone.  The complaint was not served until March 15, 2010.  On May 10, 2010, plaintiffs filed an amended complaint. The amended complaint alleges, among other things, that certain of the defendants, including the Company, McClain and Ferrone, have made false and/or misleading statements concerning Immunosyn and SF-1019 in filings with the SEC in violation of the Securities Exchange Act of 1934, as amended, including Section 10b-5 thereof, have committed RICO violations and conspired to violate RICO and have engaged in civil conspiracy.  The amended complaint seeks multiple forms of relief including compensatory damages in an amount to be proven at trial, punitive damages and treble damages, plus interest, costs and attorneys’ fees.  An initial conference with the judge is currently scheduled for May 25, 2010. Immunosyn intends to vigorously defend against the allegations contained in the complaint which it believes to be untrue and without merit and to have been brought against it for an improper purpose.

Item 1A.	Risk Factors.

During the three months ended March 31, 2010, there were no material changes to the information contained in Part I, Item 1A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2009, but see “CAUTIONARY STATEMENTS REGARDING FORWARD-LOOKING INFORMATION” in Part I, Item 2, above.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

(A) and (B) Not applicable.
(C) The Company has no repurchase plans or programs.  As previously disclosed, 1,689,000 shares of common stock of the Company were acquired and put into treasury stock on March 16, 2009 as part of a settlement agreement with a shareholder.  The purchase price was zero.

Item 3.	Defaults Upon Senior Securities.

Not applicable.

Item 4.	Other Information.

On May 21, 2010, Argyll Biotechnologies, LLC (“Argyll Biotech”) and Immunosyn entered into a Second Amended and Restated License Agreement effective as of September 26, 2006 (the “Second Amended License Agreement”).  Pursuant to the original License Agreement, Immunosyn issued 147,000,000 shares of its common stock to Argyll Biotech in 2006 as a license fee (the “License Fee”).  The License Fee was earned when paid and there are no restrictions on the release or use of the proceeds received by Argyll Biotech from the sale of Immunosyn’s shares, and these proceeds may be used at Argyll Biotech’s sole discretion for any purpose.  No refund will be owed by Argyll Biotech in the event the cost of development and regulatory approval is substantially less than the fee, nor are there any penalties owed by Argyll Biotech if it fails to complete product development or obtain regulatory approval for its distribution. Pursuant to the Second Amended License Agreement, all payments to Argyll Biotech shall be final and non-refundable, regardless of any termination or suspension of such agreement; provided, however, that the parties may agree to the return, repayment or refund by Argyll Biotech to Immunosyn of all or any agreed portion of the License Fee previously paid by Immunosyn to Argyll Biotech in the event that Argyll Biotech shall have breached or defaulted in the performance of one or more of its material obligations under the Second Amended License Agreement, and such default shall have continued for 45 days after written notice thereof was provided to Argyll Biotech by Immunosyn (or, if such default cannot be cured within such 45-day period, if Argyll Biotech does not commence and diligently continue actions to cure such default during such 45-day period).   Argyll Biotech agreed to such change in consideration for an increase in the royalty fee payable to Argyll Biotech from 3.5% to 4.5% of its gross receipts from sale of SF-1019 for the licensed use until Argyll Biotech's development costs have been reimbursed in full if and to the extent that the proceeds received by Argyll Biotech from the disposition of Immunosyn's stock are insufficient to fund Argyll Biotech's clinical budget for obtaining regulatory approval for sale of SF-1019 in the United States and the United Kingdom.

Argyll Biotech owns approximately 54% of the Company’s common stock and is the Company’s largest shareholder.  The Second Amended License Agreement is between related entities and was not negotiated in an arms length transaction.

Item 5.	Exhibits.

(d)         The following exhibits are filed with this Report.

Exhibit Number	Description

10.1*	Second Amended and Restated License Agreement between Immunosyn Corporation and Argyll Biotechnologies, LLC, dated as of May 21, 2010 and effective as of September 26, 2006.
31.1*	Certification of Stephen D. Ferrone, Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Douglas A. McClain, Jr., Chief Financial and Accounting Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Stephen D. Ferrone, Chief Executive Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of Douglas A. McClain, Jr., Chief Financial and Accounting Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
____________________________

*	Filed Herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:  May 24, 2010

IMMUNOSYN CORPORATION

By:	/s/ Douglas A. McClain, Jr.
Douglas A. McClain, Jr. Chief Financial and Accounting Officer