Form 10-Q
period 2010-06-30
IMMUNOSYN CORP
filed 2010-08-23
CIK 1375623

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2010

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

As of August 20, 2010, the Company had 267,552,719 shares of Common Stock issued and outstanding.

PART I

Item 1.	Financial Statements.

Immunosyn Corporation
(A Development Stage Company)
Balance Sheets
(unaudited)

	June 30, 2010	December 31, 2009
ASSETS
Current Assets
Cash	$795	$976
Prepaid expenses	3,233	3,233
Total Current Assets	4,028	4,209

Property and equipment	6,433	6,433
Accumulated depreciation	(4,396)	(3,752)
Deposits	2,791	2,825
Total Assets	$8,856	$9,715

LIABILITIES AND SHAREHOLDERS’ DEFICIT

Current Liabilities
Accounts payable	$922,579	$604,417
Accounts payable – related party	-	251,716
Accrued expenses	6,060	6,060
Accrued compensation – related party	67,500	49,500
Accrued legal settlement payable	1,948,000	1,948,000
Total Current Liabilities	753,740	668,834
Advances from affiliates	3,697,879	3,528,527

Shareholders’ Deficit
Common stock, $0.0001 par value, 425,000,000 shares authorized, 267,552,719 shares issued and outstanding	26,755	26,755
Additional paid-in capital	1,590,206	1,563,870
Deficit accumulated during the development stage	(5,305,984)	(5,109,437)
Total Shareholders’ Deficit	(3,689,023)	(3,518,812)

Total Liabilities and Shareholders’ Deficit	$8,856	$9,715

See accompanying notes to unaudited financial statements.

Immunosyn Corporation
(A Development Stage Company)
Statements of Expenses
(unaudited)

	Three Months Ended June 30, 2010	Three Months Ended June 30, 2009	Six Months Ended June 30, 2010	Six Months Ended June 30, 2009	August 3, 2006 (inception) Through June 30, 2010
EXPENSES
General & Administrative	$61,787	$326,070	$145,256	$509,688	$5,073,644
Interest Expense	27,024	17,977	51,291	35,254	232,340

NET LOSS	$(88,811)	$(344,047)	$(196,547)	$(544,942)	$(5,305,984)
Net loss per common share, basic and diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)
Weighted average number of common shares outstanding	267,552,719	270,557,689	267,552,719	271,250,014

See accompanying notes to unaudited financial statements.

 Immunosyn Corporation
(A Development Stage Company)
Statements of Cash Flows
(unaudited)

	Six Months Ended June 30, 2010	Six Months Ended June 30, 2009	August 3, 2006 (inception) through June 30, 2010
Cash flows from operating activities:
Net loss	$(196,547)	$(544,942)	$(5,305,984)
Adjustments to reconcile net loss to net cash used in operating activities:
Write off of intangible asset	-	-	400,000
Depreciation	644	643	4,395
Imputed interest on advances from affiliates	26,336	35,254	185,502
Services rendered for stock		10,850	618,664
Changes in:
Other assets	34	(23,748)	(2,791)
Prepaid expenses	-	38,223	(3,233)
Accounts payable	66,446	345,833	922,579
Accrued expenses	-	6,768	6,060
Accrued legal settlement	-	-	1,948,000
Accrued compensation to affiliate	18,000	17,232	67,500
Net cash used in operating activities	(85,087)	(113,887)	(1,159,307)

Cash flows from investing activities:
Purchase of property and equipment	-	-	(6,433)
Net cash used in investing activities	-	-	(6,433)

Cash flows from financing activities:
Net advances from affiliates	84,906	113,061	1,154,035
Sale of common stock	-	-	12,500
Net cash provided by financing activities	84,906	113,061	1,116,535

Net change in cash	(181)	(826)	795
Cash at beginning of period	976	2,052	-
Cash at end of period	$795	$1,226	$795

Supplemental Disclosures
Cash paid for interest	$-	$-	$-
Cash paid for income taxes	$-	$-	$-

Non-Cash Investing and Financing Activities
Stock issued for license rights	-	-	400,000
Related party forgiveness of debt	-	-	400,295
Treasury stock acquired with a purchase price of zero	$-	$169	$169

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

Note 2 - GOING CONCERN

During the three and six months ended June 30, 2010 and since inception, Immunosyn has been unable to generate cash flows sufficient to support its operations and has been dependent on advances from its affiliates.  Advances from affiliates have not been sufficient to cover the Company’s expenses including the salary of its Chief Executive Officer which the Company has been unable to pay since August 2008.  In addition to negative cash flow from operations, Immunosyn has experienced recurring net losses and has a negative working capital.  These factors raise substantial doubt about Immunosyn’s ability to continue as a going concern.  The financial statements do not include any adjustments that might be necessary if Immunosyn is unable to continue as a going concern.

Note 3 - ADVANCES FROM AFFILIATES

As of June 30, 2010, $753,740 is owed by Immunosyn to Argyll Equities, LLC and Argyll Biotechnologies, LLC who together own approximately 59% of Immunosyn’s common stock.  These advances are unsecured and may be due on demand.  Interest expense of $26,336 was imputed using an interest rate of 7.5% for the six months ended June 30, 2010 and is included in additional paid-in capital.  The Company has accrued for an additional $9,000 in compensation to Stephen D. Ferrone, CEO and President of Immunosyn, for a total balance of $67,500.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Overview

Immunosyn is a development stage company that was formed in August 2006 and is headquartered in San Diego, California.  In September 2006, it executed an exclusive license agreement with an affiliated company, Argyll Biotechnologies, LLC (“Argyll Biotech”), in exchange for 147,000,000 shares of its Common Stock (the “License Fee”) or approximately 54% of the outstanding shares of the Company’s Common Stock.  The license agreement was amended and restated in October 2007 and amended and restated again in May 2010.  Pursuant to the terms of the license agreement, as amended, the Company has an exclusive worldwide license to market, distribute and sell a biopharmaceutical drug product, currently referred to as SF-1019, for multiple uses including the treatment of a variety of diseases, subject to the receipt of appropriate regulatory approval in each jurisdiction where SF-1019 will be marketed, none of which has been applied for or received.  Under the terms of its exclusive license, Immunosyn also has a right of first offer to extend its exclusive license to include variants of SF-1019 that may be approved by various regulatory authorities for treatment of other diseases and pathologies.  Argyll Biotech is responsible for all research and product development, clinical testing, regulatory approvals, production and product support.  In accordance with the amended license agreement, the parties agreed that the cost of SF-1019 to the Company will be 40% of the gross sales price of SF-1019 as sold to a third party customer by the Company.

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

Results of Operations

To date, the Company has had no revenue and limited operations.  During the six months ended June 30, 2010 and since inception, Immunosyn has been unable to generate cash flows sufficient to support its operations and has been dependent on advances from its affiliates.  In addition to negative cash flow from operations, Immunosyn has experienced recurring net losses, and has a negative working capital.  During the six months ended June 30, 2010, the Company had a net loss of $196,547 and a loss of $88,811 for the three months ended June 30, 2010, an accumulated deficit of $5,305,984 and a working capital deficit of $3,693,851.  In addition, the Company has accounts payable and accrued expenses of $922,579 and $6,060, respectively, as of June 30, 2010.  See Note 2 of Notes to Unaudited Financial Statements for our going concern.

Currently, an affiliated company provides general support services to the Company, without charge.  In addition, as of June 30, 2010, Immunosyn owes Argyll Equities, LLC and Argyll Biotech, who together own approximately 59% of Immunosyn’s Common Stock, an aggregate of $753,740, including $84,906 which was borrowed during the six months ended June 30, 2010.  Interest expense in the amount of $185,502 was imputed on the aggregate advances from inception to date, including $26,336 for the six months ended June 30, 2010, using an interest rate of 7.5% and is included in additional paid-in capital.  These advances are unsecured and may be repayable on demand.  In October 2007, the Company hired a Chief Executive Officer.  The Company has accrued for an additional $9,000 in compensation to the CEO for a total balance of $67,500.  In addition, the Company accrued for a default judgment rendered against it on February 1, 2010 in the amount of $1,948,000 plus post judgment interest in accordance with the law in its 2009 audited financial statements. The Court granted the Company’s motion to set aside entry of the default and default judgment against it by order dated June 30, 2010 and the Company filed a response to plaintiff’s complaint on July 14, 2010.

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

The Private Securities Litigation Reform Act of 1995 provides a safe harbor for forward-looking statements. In order to comply with the terms of the safe harbor, the Company cautions readers that a variety of factors could cause the Company’s actual results to differ materially from the anticipated results or other expectations expressed in the Company’s forward-looking statements. These risks and uncertainties, many of which are beyond the Company’s control, include, but are not limited to: (i) the Company’s ability to raise financing to fund its development and allow it to continue as a going concern; (ii) the effects of the economy on the Company’s ability to find and maintain financing options and liquidity; (iii) general economic conditions, both domestic and international; (iv) Argyll Biotech’s ability to accomplish development of SF-1019 and other products it may acquire or develop and license to the Company; (v) Argyll Biotech’s ability to obtain FDA and/or other regulatory approvals for SF-1019 and other products it may acquire or develop and license to the Company; (vi) competition from existing pharmaceutical, chemical and biotech companies and other participants in the drug and related markets; (vii) legal developments affecting the litigation experience of the Company including the results of any subpoenas issued to the Company or its affiliates by the SEC and any pending lawsuits involving the Company; (viii) the effectiveness of the Company’s efforts to hire qualified personnel; (ix) changes in regulatory requirements which could affect the cost and method of doing business; (x) the Company’s ability to achieve its business plan; (xi) corporate governance issues; (xii) credit, operations, legal and regulatory risks; (xiii) risks related to foreign operations; and (xiv) risks related to disclosure controls and/or internal controls or the lack thereof as discussed in Item 4. There can be no assurance that the Company has correctly or completely identified and assessed all of the factors affecting the Company’s business. The Company does not undertake any obligation to publicly update or revise any forward-looking statements. See also Item 1A – Risk Factors in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2009.

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

On August 25, 2009, a complaint was filed by Myron W. Wentz, a shareholder of the Company, in the United States District Court for the Southern District of California that named as defendants Argyll Biotech, Immunosyn and Does 1-10.  The complaint alleged, among other things, that Argyll Biotech breached its contract with the plaintiff and that Immunosyn tortiously interfered with Argyll Biotech’s contract with the plaintiff.  The complaint sought damages in the amount of $1,948,000 plus pre- and post-judgment interest; consequential damages and attorneys fees in an amount to be proven at trial against Argyll Biotech for breach of contract; an order compelling Argyll Biotech to provide 14,984,615 shares of common stock of the Company to Dr. Wentz; and attorneys fees’ in an amount to be proven at trial. On February 1, 2010, a default judgment was entered against Immunosyn in favor of the plaintiff, Dr. Wentz, in the United States District Court for the Southern District of California in the amount of $1,948,000.00 plus post-judgment interest in accordance with the law.  The Company accrued for this default judgment in its 2009 audited financial statements.  A default judgment was also entered against Argyll Biotech.  On June 4, 2010, Immunosyn filed a motion to set aside the default and default judgment against it.  The Court granted the Company’s motion to set aside entry of the default and default judgment against it by order dated June 30, 2010. The Company filed a response to plaintiff’s complaint on July 14, 2010.  Immunosyn intends to vigorously defend against the allegations of tortious interference contained in the complaint which it believes to be untrue and without merit.

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

On November 24, 2009, a complaint was filed by Robert Albergo and David Irwin in the United States District Court for the Southern District of California that names as defendants, amongst others, the Company and its directors and officers, Douglas A. McClain, Jr. and Stephen Ferrone.  The complaint was not served until March 15, 2010.  On May 10, 2010, plaintiffs filed an amended complaint.  The amended complaint alleges, among other things, that certain of the defendants, including the Company, McClain and Ferrone, have made false and/or misleading statements concerning Immunosyn and SF-1019 in filings with the SEC in violation of the Securities Exchange Act of 1934, as amended, including Section 10b-5 thereof, have committed RICO violations and conspired to violate RICO and have engaged in civil conspiracy.  The amended complaint seeks multiple forms of relief including compensatory damages in an amount to be proven at trial, punitive damages and treble damages, plus interest, costs and attorneys’ fees.  An initial conference with the judge was held on May 25, 2010.  The parties, including Immunosyn, answered the complaint on or about June 15, 2010. Immunosyn intends to vigorously defend against the allegations contained in the complaint which it believes to be untrue and without merit and to have been brought against it for an improper purpose.

Item 1A.	Risk Factors.

During the three and six months ended June 30, 2010, there were no material changes to the information contained in Part I, Item 1A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2009, but see “CAUTIONARY STATEMENTS REGARDING FORWARD-LOOKING INFORMATION” in Part I, Item 2, above.

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

 None.

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

Dated:  August 23, 2010

IMMUNOSYN CORPORATION

By:	/s/ Douglas A. McClain, Jr.
Douglas A. McClain, Jr. Chief Financial and Accounting Officer