Form 10-Q
period 2010-09-30
IMMUNOSYN CORP
filed 2010-11-19
CIK 1375623

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2010

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____ to _____

Commission file number 005-82677

IMMUNOSYN CORPORATION
(Exact Name of Registrant as Specified in its Charter)

Delaware	20-5322896
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

10815 Rancho Bernardo Road, Suite 100, San Diego, CA	92127
(Address of Principal Executive Offices)	(Zip Code)

(888) 853-3663
(Registrant’s Telephone Number, Including Area Code)

10815 Rancho Bernardo Road, Suite 101, San Diego, CA 92127
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

As of November 19, 2010, the Company had 267,500,219 shares of Common Stock issued and outstanding.

PART I

Item 1.	Financial Statements.

Immunosyn Corporation
(A Development Stage Company)
Balance Sheets
(unaudited)

	September 30, 2010	December 31, 2009
ASSETS
Current Assets
Cash	$795	$976
Prepaid expenses	3,233	3,233
Total Current Assets	4,028	4,209
Property and equipment	6,433	6,433
Accumulated depreciation	(4,717)	(3,752)
Deposits	2,791	2,825
Total Assets	$8,535	$9,715

LIABILITIES AND SHAREHOLDERS’ DEFICIT

Current Liabilities
Accounts payable	$916,895	$856,133
Accrued expenses	4,060	6,060
Accrued compensation – related party	76,500	49,500
Accrued legal settlement payable	1,948,000	1,948,000
Advances from affiliates	807,262	668,834
Total Current Liabilities	3,752,717	3,528,527

Shareholders’ Deficit
Common stock, $0.0001 par value, 425,000,000 shares authorized, 267,552,719 shares issued and outstanding	26,755	26,755
Additional paid-in capital	1,604,631	1,563,870
Deficit accumulated during the development stage	(5,375,568)	(5,109,437)
Total Shareholders’ Deficit	(3,744,182)	(3,518,812)

Total Liabilities and Shareholders’ Deficit	$8,535	$9,715

See accompanying notes to unaudited financial statements.

Immunosyn Corporation
(A Development Stage Company)
Statements of Expenses
(unaudited)

	Three Months Ended September 30, 2010	Three Months Ended September 30, 2009	Nine Months Ended September 30, 2010	Nine Months Ended September 30, 2009	August 3, 2006 (inception) Through September 30, 2010
EXPENSES
General & Administrative	$40,770	$162,682	$186,025	$672,370	$5,114,413
Interest Expense	29,266	27,005	80,106	62,259	261,155
NET LOSS	$(70,036)	$(189,687)	$(266,131)	$(734,629)	$(5,375,568)
Net loss per common share, basic and diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)
Weighted average number of common shares outstanding	267,552,719	270,619,398	267,552,719	271,037,499

See accompanying notes to unaudited financial statements.

  Immunosyn Corporation
(A Development Stage Company)
Statements of Cash Flows
(unaudited)

	Nine Months Ended September 30, 2010	Nine Months Ended September 30, 2009	August 3, 2006 (inception) through September 30, 2010
Cash flows from operating activities:
Net loss	$(266,131)	$(734,629)	$(5,375,568)
Adjustments to reconcile net loss to net cash used in operating activities:
Write off of intangible asset	-	-	400,000
Depreciation	965	964	4,717
Imputed interest on advances from affiliates	40,761	54,483	199,927
Services rendered for stock	-	15,350	618,664
Changes in:
Other assets	34	-	(2,791)
Prepaid expenses	-	38,223	(3,233)
Accounts payable	60,762	456,929	700,284
Accounts payable – related party	-	-	251,716
Accrued expenses	(2,000)	6,060	4,060
Accrued legal settlement	-	-	1,948,000
Accrued compensation to affiliate	27,000	26,232	76,500
Net cash used in operating activities	(138,609)	(136,388)	(1,177,124)

Cash flows from investing activities:
Purchase of property and equipment	-	-	(6,433)
Net cash used in investing activities	-	-	(6,433)

Cash flows from financing activities:
Net advances from affiliates	138,429	135,437	1,207,558
Payment of Debt	-	-	(35,105)
Sale of common stock	-	-	12,500
Net cash provided by financing activities	138,429	135,437	1,184,953

Net change in cash	(180)	(951)	796
Cash at beginning of period	976	2,052	-
Cash at end of period	$796	$1,101	$796
Supplemental Disclosures
Cash paid for interest	$-	$-	$-
Cash paid for income taxes	$-	$-	$-

Non-Cash Investing and Financing Activities
Stock issued for license rights	-	-	400,000
Related party forgiveness of debt	-	-	400,295

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

Note 2 - GOING CONCERN

During the three and nine months ended September, 2010 and since inception, Immunosyn has been unable to generate cash flows sufficient to support its operations and has been dependent on advances from its affiliates.  Advances from affiliates have not been sufficient to cover the Company’s expenses including the salary of its Chief Executive Officer which the Company has been unable to pay since August 2008.  In addition to negative cash flow from operations, Immunosyn has experienced recurring net losses and has a negative working capital.  These factors raise substantial doubt about Immunosyn’s ability to continue as a going concern.  The financial statements do not include any adjustments that might be necessary if Immunosyn is unable to continue as a going concern.

Note 3 - ADVANCES FROM AFFILIATES

As of September 30, 2010, $807,262 is owed by Immunosyn to Argyll Equities, LLC and Argyll Biotechnologies, LLC who together own approximately 59% of Immunosyn’s common stock.  These advances are unsecured and may be due on demand.  Interest expense of $40,761 was imputed using an interest rate of 7.5% for the nine months ended September 30, 2010 and is included in additional paid-in capital.  The Company has accrued for an additional $27,000 in the nine months ended September 30, 2010 in compensation to Mr. Ferrone, the Company’s CEO and President, for a total balance of $76,500.

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

Results of Operations

To date, the Company has had no revenue and limited operations.  During the nine months ended September 30, 2010 and since inception, Immunosyn has been unable to generate cash flows sufficient to support its operations and has been dependent on advances from its affiliates.  In addition to negative cash flow from operations, Immunosyn has experienced recurring net losses, and has a negative working capital.  During the nine months ended September 30, 2010, the Company had a net loss of $266,131 and a loss of $70,036 for the three months ended September 30, 2010, an accumulated deficit of $5,375,568 and a working capital deficit of $3,748,689.  In addition, the Company has accounts payable and accrued expenses of $916,895 and $4,060, respectively, as of September 30, 2010.  See Note 2 of Notes to Unaudited Financial Statements for our going concern.

Currently, an affiliated company provides general support services to the Company, without charge.  In addition, as of September 30, 2010, Immunosyn owes Argyll Equities, LLC and Argyll Biotech, who together own approximately 59% of Immunosyn’s Common Stock, an aggregate of $807,262, including $138,429 which was borrowed during the nine months ended September 30, 2010.  Interest expense in the amount of $200,378 was imputed on the aggregate advances from inception to September 30, 2010, including $40,761 for the nine months ended September 30, 2010, using an interest rate of 7.5% and is included in additional paid-in capital.  These advances are unsecured and may be repayable on demand.  In October 2007, the Company hired a Chief Executive Officer.  The Company has been unable to pay the CEO’s salary since August 2008. The Company has accrued for an additional $9,000 in compensation to the CEO in the three months ended September 30, 2010 for a total balance of $76,500.  In addition, the Company accrued for a default judgment rendered against it on February 1, 2010 in the amount of $1,948,000 plus post judgment interest in accordance with the law in its 2009 audited financial statements. The Court granted the Company’s motion to set aside entry of the default and default judgment against it by order dated June 30, 2010 and the Company filed a response to plaintiff’s complaint on July 14, 2010. See “PART II OTHER INFORMATION, Item 1. Legal Proceedings.”

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

On or about July 27, 2006, Daval filed suit in the High Court of Justice, Chancery Division in London, England against Argyll Biotech and five of Argyll Biotech’s research scientists and others, including Douglas McClain, Sr., seeking an injunction and damages or an account of profits based on allegations of breach by the scientists and Mr. McClain of confidentiality agreements with Daval, breaches by such persons of their fiduciary duties and conspiracy by Argyll Biotech and certain of its shareholders to wrongfully disclose and use Daval’s alleged trade secrets.  These proceedings do not allege infringement of any Daval patent whether by Argyll Biotech or any of the other defendants.  Argyll Biotech has filed its defenses and continues to investigate the merits of the suit and the basis of its defenses including, among other grounds, that one of the active ingredients in SF-1019 disclosed in Argyll Biotech’s 603 Application is based on independent research by Argyll Biotech’s research scientists, and the method of producing SF-1019 is materially different from Daval’s process. The action had been listed for trial in the UK in January 2009 but, in December 2008, the High Court in London ordered that the trial be rescheduled for a later date.  Immunosyn is not involved in this litigation.

On August 25, 2009, a complaint was filed by Myron W. Wentz, a shareholder of the Company, in the United States District Court for the Southern District of California that named as defendants Argyll Biotech, Immunosyn and Does 1-10.  The complaint alleged, among other things, that Argyll Biotech breached its contract with the plaintiff and that Immunosyn tortiously interfered with Argyll Biotech’s contract with the plaintiff.  The complaint sought damages in the amount of $1,948,000 plus pre- and post-judgment interest; consequential damages and attorneys fees in an amount to be proven at trial against Argyll Biotech for breach of contract; an order compelling Argyll Biotech to provide 14,984,615 shares of common stock of the Company to Dr. Wentz; and attorneys fees’ in an amount to be proven at trial. On February 1, 2010, a default judgment was entered against Immunosyn in favor of the plaintiff, Dr. Wentz, in the United States District Court for the Southern District of California in the amount of $1,948,000.00 plus post-judgment interest in accordance with the law.  The Company accrued for this default judgment in its 2009 audited financial statements.  A default judgment was also entered against Argyll Biotech.  On June 4, 2010, Immunosyn filed a motion to set aside the default and default judgment against it.  The Court granted the Company’s motion to set aside entry of the default and default judgment against it by order dated June 30, 2010. The Company filed a response to plaintiff’s complaint on July 14, 2010. The Company and the plaintiff have reached a tentative settlement resolving the matter which is in the process of being formalized.  If the settlement is not formalized, Immunosyn intends to vigorously defend against the allegations of tortious interference contained in the complaint which it believes to be untrue and without merit.

On August 24, 2009, a complaint was filed by Denise Campbell on behalf of a putative class in the United States District Court for the Southern District of Texas that names as defendants Immunosyn, Argyll Biotech, James T. Miceli, Douglas A. McClain, Jr., Frank Morales, Argyll Equities, LLC, Stephen Ferrone and Douglass A. McClain, Sr.  The complaint alleges, among other things, that the defendants have made false and/or misleading statements concerning Immunosyn and SF-1019 in filings with the SEC in violation of the Securities Exchange Act of 1934, as amended, including Section 10b-5 thereof, including, without limitation, that the Food & Drug Administration had not approved SF-1019 for human injection, that SF-1019 had not received compassionate waiver status, that SF-1019 was on clinical hold, that SF-1019 had negative results in certain safety studies, that SF-1019 was being sold by the defendants outside of the exclusive license held by Immunosyn and that Alan Osmond was being paid to promote SF-1019; defendants have committed fraud in their SEC disclosures and on their websites; defendants have engaged in civil conspiracy; defendants have been unjustly enriched through the sale of Immunosyn stock; and James T. Miceli, Douglas McClain, Sr. and Douglas McClain Jr. have committed RICO violations and conspired to violate RICO.  The complaint seeks damages in an amount to be proven at trial, plus interest, costs and attorneys’ fees. The parties, including Immunosyn, answered the complaint on October 16, 2009.  An initial telephonic pretrial conference among attorneys was held on January 19, 2010 and discovery has commenced.  The defendants have filed a Motion to Dismiss based upon the plaintiff’s failure to state a cause of action for securities fraud.  The Court granted leave for the plaintiff to amend her complaint to correct the deficiencies, which she did.  The defendants have filed a second Motion to Dismiss, asserting that the plaintiff failed to correct the deficiencies in her amended complaint and failed to adequately plead causes of action for RICO and conspiracy to commit RICO.  The defendants’ second Motion to Dismiss is still pending before the Court.  The defendants will also challenge the plaintiff’s attempt to certify the plaintiff’s cause of action as a class, when appropriate.  Immunosyn intends to vigorously defend against the allegations contained in the complaint which it believes to be untrue and without merit.

On November 24, 2009, a complaint was filed by Robert Albergo and David Irwin in the United States District Court for the Southern District of California that names as defendants, amongst others, the Company and its directors and officers, Douglas A. McClain, Jr. and Stephen Ferrone.  The complaint was not served until March 15, 2010.  On May 10, 2010, plaintiffs filed an amended complaint.  The amended complaint alleges, among other things, that certain of the defendants, including the Company, McClain and Ferrone, have made false and/or misleading statements concerning Immunosyn and SF-1019 in filings with the SEC in violation of the Securities Exchange Act of 1934, as amended, including Section 10b-5 thereof, have committed RICO violations and conspired to violate RICO and have engaged in civil conspiracy.  The amended complaint seeks multiple forms of relief including compensatory damages in an amount to be proven at trial, punitive damages and treble damages, plus interest, costs and attorneys’ fees.  An initial conference with the judge was held on May 25, 2010.  The parties, including Immunosyn, answered the complaint on or about June 15, 2010. A case management conference is currently scheduled for late December 2010.  Immunosyn intends to vigorously defend against the allegations contained in the complaint which it believes to be untrue and without merit and to have been brought against it for an improper purpose.

Item 1A.	Risk Factors.

During the three and nine months ended September 30, 2010, there were no material changes to the information contained in Part I, Item 1A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2009, but see “CAUTIONARY STATEMENTS REGARDING FORWARD-LOOKING INFORMATION” in Part I, Item 2, above.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

(A) and (B) Not applicable.

(C)           The Company has no repurchase plans or programs.  As previously disclosed, 1,689,000 shares of common stock of the Company were acquired and put into treasury stock on March 16, 2009 as part of a settlement agreement with a shareholder.  The purchase price was zero.  In addition, an aggregate of 52,500 shares of common stock of the Company were acquired and put into treasury stock on November 1, 2010 as part of settlement agreements with two separate shareholders.

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

Dated:  November 19, 2010

IMMUNOSYN CORPORATION

By:	/s/ Douglas A. McClain, Jr.
Douglas A. McClain, Jr. Chief Financial and Accounting Officer